Form 10KSB
period 1997-06-30
FURIA ORGANIZATION INC /DE/
filed 1998-06-09
CIK 757563

64633\80437:
                           FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  June 30, 1997

       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number:  0-13910

                  THE FURIA ORGANIZATION, INC.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


           DELAWARE                               95-3931129
--------------------------------              -------------------
(State or other Jurisdiction                     (IRS Employer
of incorporation or organization              Identification No.)

P.O. Box 795517, Dallas, Texas                         75379-5517
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number:  (972) 239-2290


                Securities registered pursuant to
                Section 12(b)of the Exchange Act:

                              None.

                Securities registered pursuant to
               Section 12(g) of the Exchange Act:

                          Common Stock
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                [X]

State issuer's revenues for its most recent fiscal year. $0.00.

The number of shares outstanding of common stock as of June 30, 1997 was 11,852,260. There was no established published market value for the Registrant's stock during the last fiscal year. Although there were published bid and asked prices, Registrant believes the quotes were too sparse and varied to be indicative of an established market value.

                  THE FURIA ORGANIZATION, INC.
                           FORM 10-KSB

                          ANNUAL REPORT
             FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                             PART I

ITEM 1.   BUSINESS

     THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26,1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. In 1989 the Company transferred certain entertainment properties to a former officer and director. In 1991, the Company transferred and assigned its remaining entertainment properties, together with the liabilities for residuals and participations relating to these properties, to an entity that was not affiliated with the Company. In 1993, Madison Fashions, Inc. a Delaware corporation ("Madison"), merged (the "Merger") with and into a wholly owned subsidiary of the Company. Madison's principal asset, which the Company acquired in the Merger, was 81% of the issued and outstanding shares of Pat Fashions Industries, Inc., a Delaware corporation ("PFI"), and an option to acquire the remaining 19% outstanding shares of PFI (the "Option"). PFI was in the wholesale distribution of popular-priced women's, girls, men's and boys' wearing apparel. The Company managed PFI as an operating subsidiary until April 1994 when PFI filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 proceeding an PFI was liquidated. The Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

     The Company's existence as a going concern is primarily dependent upon the continued support of its Board of Directors.

     The Company has not had any salaried employees since May
1994. The Company currently has one officer who devotes only a portion of his time to the Company.

ITEM 2.   PROPERTIES

     The Company's assets primarily consist of cash and non-marketable securities.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 1997.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is currently no established trading market for the Company's Common Stock. Trading in the Common Stock of the Company, which occurs from time to time on the over-the-counter market, has been sporadic and quotations are only sometimes published. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its Common Stock.

     As of June 30, 1997, there were 639 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Financial Condition.
--------------------

     The Company had no operations for fiscal year 1997.

Subsequent Events.
------------------

     On February 20, 1998, the holders of a majority of the Company's outstanding shares authorized the Company to amend its Certificate of Incorporation to (a) increase the number of authorized shares of Company common stock from 15,000,000 shares to 200,000,000 and increase the number of authorized shares of preferred stock from 5,000,000 to 50,000,000 shares, and (b) decrease the par value of the Company's common stock from $.01 per share to $.0001 per share. The Certificate of Amendment of Certificate of Incorporation of The Furia Organization, Inc. was filed in the office of the Secretary of State for the State of Delaware on February 25, 1998.

     The Company has not operated for the last four years; however, on March 6, 1998 and as a part of management's plan to have the Company continue to operate in the foreseeable future, the Company executed and consummated a Stock Purchase Agreement (the "Agreement") among Americom Telecommunications Corporation, a Delaware corporation ("ATC"), the Company and various shareholders of ATC. Pursuant to the terms of the Agreement, the Company issued 75,000,000 shares of its common stock to the former shareholders of ATC in exchange (the "Exchange") for all of the outstanding shares of ATC. Following the Exchange, the former shareholders of ATC owned approximately seventy-five percent (75%) of the outstanding shares of the Company, resulting in a change of control of the Company. As a result of the Exchange, ATC became a wholly-owned subsidiary of the Company.

     ATC was founded in 1998 for the purpose of acquiring companies and other entities involved in the telecommunications and communications business, particularly those serving the Hispanic community. ATC plans to expand its business through selective acquisitions of new or existing communications companies that possess licenses, permits and similar authorizations or have certain relationship or reliances that give it competitive advantages in the markets in which it operates. The management team of ATC has a strong history in serving the Hispanic markets and in bilingual, bicultural communications, which provides it with a strong base from which to expand its operations.

     On January 5, 1998, ATC purchased from Paul Stevens twenty-four percent (24%) of the outstanding ownership interests of Telemiami, Inc., the operator of Telemiami Cable Network, a leased-access cable channel that serves approximately 400,000 subscribers in the Miami-Dade County market in Florida in a transaction valued at approximately $2.0 million. ATC has recently reached an agreement to acquire Bonanova Corp., a corporation that controls all copyrights and licensing rights for the literary works of Facundo Cabral, an internationally known author, composer and concert personality. Bonanova is also in the process of establishing a worldwide internet distribution network of Mr. Cabral's literary works. ATC is also completing negotiations for the acquisition of certain other communication companies as well as a joint venture in central Mexico.


Deferred Tax Assets.
--------------------

     At June 30, 1997, the Company had deferred assets totaling $297,000. The deferred tax assets are the result of net operating losses and have been fully reserved valuation allowances because it is more likely than not that the deferred tax assets will not be realized based on the weight of available evidence.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.
-----------------------------------------------------------------

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources and any anticipated changes of the Company's business following the consummation of the Stock Purchase Agreement, are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995.   Investors are
cautioned that such forward-looking statement involve risks and uncertainties, including without limitation; potential quarterly fluctuation in sales; risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


Year 2000 Compliance
--------------------

     The Company is aware of the issues associated with the programming code in existing computer systems and software as the millennium (year 2000) approaches. The Company intends to address problems with the "year 2000" issue during the upcoming fiscal year. Management has not yet assessed the "year 2000" compliance expense and related potential effect on the Company's earnings.

ITEM 7.   FINANCIAL STATEMENTS.


Index to Financial Statements                                 F-1
Report of Independent Certified Public
   Accountants (Weinberg & Company, P.A.)                     F-2
Consolidated balance sheets at June 30,1997,
   1996 and 1995                                              F-3
Consolidated statements of operations for
   the years ended June 30, 1997, 1996 and 1995               F-4
Consolidated statements of cash flows for
   the years ended June 30, 1997, 1996 and 1995               F-5
Notes to Consolidated Financial Statements                    F-6


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

          None.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

                     Directors and Officers
                     ----------------------

        Name            Age        Positions Held
----------------------  ----       --------------

Waylon E. McMullen       51        President, Secretary and
                                   Director

     Mr. McMullen has been President of Waylon E. McMullen, P.C., a law firm, from 1991 until the present. Prior to that Mr.
McMullen was President of Akin & McMullen, P.C., a law firm, or its successors from 1971.

      Section 16  Beneficial Ownership Reporting Compliance
      -----------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except Waylon E. McMullen filed late his Form 5 Annual Statement of Beneficial Ownership of Securities Report that was due on or about August 14, 1997.

     The following table sets forth certain information regarding the ownership of Company common stock as of March 6, 1998, based on information obtained from such persons, the Company's records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and
(iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

    Name and Address of Beneficial Owner        Number of Shares    Percent of Class(1)
    ------------------------------------        ----------------    -------------------
Time For a Change, Inc.                           13,351,449               13.3%
14561 Dallas Parkway, Suite 123
Dallas, Texas  75251

Cheryl L. McMullen(2)                             13,351,449               13.3%
14561 Dallas Parkway, Suite 123
Dallas, Texas  75251

Paul Stevens(3)                                   46,239,270               46.2%
2127 Brickel Avenue PH3802
Miami, Florida  33129

John Charles Skip Headen                          18,195,000               18.2%
18523 Michaelangelo Drive
Dallas, Texas  75287
                                                          --                --
Waylon E. McMullen(4)
3113 Sleepy Hollow
Plano, Texas  75093

All directors and officers as a group (one                --                --
person)
------------------
(1)  Based upon 100,214,209 shares of Company common stock
     outstanding as of March 6, 1998.

(2) Ms. McMullen is the president and controlling shareholder of Time for a Change, Inc., and therefore may be deemed to beneficially own the shares held by Time for a Change, Inc.
     Ms. McMullen is the wife of Waylon E. McMullen, the president and sole director of the Company.

(3) These shares include a aggregate of 20,000,000 shares beneficially owned by Mr. Stevens' adult children (none of whom individually beneficially own five percent or more of the Company's outstanding common stock) who reside with Mr. Stevens. Mr. Stevens disclaims beneficial ownership of these shares.

(4) Mr. McMullen is the husband of Cheryl L. McMullen, the president and controlling shareholder of Time For a Change, Inc. Mr. McMullen disclaims any beneficial ownership of the shares held by Time For a Change, Inc.


ITEM 10.  EXECUTIVE COMPENSATION.
          -----------------------

     The Company has not paid any compensation to any officer or director during the three year period ending June 30, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------

     No Officer or Director of the Company beneficially owns five percent or more of the Company's Common Stock. A change in control of the company occurred upon the consummation of the Stock Purchase Agreement. See "Management's Discussion and Analysis or Plan of Operation - Subsequent Events." The Company does not know of any other arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

          None.


                             PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  1.   Financial Statements.

          The financial statements and schedule listed in the accompanying index to financial statements are filed as part of this annual report.

          2.   Exhibits.

             No.         Exhibit
          -------        ---------------------------------------

            2.1          Stock Purchase Agreement dated
                         March 6, 1998 among the Company,
                         American Telecommunications, Inc.
                         ("ATC") and various shareholders of ATC
                         (filed as Exhibit 2.1 to the Company's
                         Current Report on Form 8-K dated March
                         6, 1998 and incorporated herein by
                         reference).

            3.1 Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Registration's Statement on Form 10 and file no. L.A.) effective May 14, 1985 (the "Registration Statement") and incorporated herein by reference).

            3.2          Certificate of Amendment to
                         Certificate Incorporation (filed
                         herewith)

            3.3          By-laws of the Company (filed as
                         Exhibit 3(b) to the Registration
                         Statement and incorporated herein by
                         reference).

           27.1          Financial Data Schedule. (filed
                         herewith)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE FURIA ORGANIZATION, INC.

                              By:   /s/ Waylon E. McMullen
                              -----------------------------
                              Waylon E. McMullen, President

Date:  May 26, 1998

Index to Financial Statements                                 F-1
Report of Independent Certified Public
   Accountants (Weinberg & Company, P.A.)                     F-2
Consolidated balance sheets at June 30,1997,
   1996 and 1995                                              F-3
Consolidated statements of operations for
   the years ended June 30, 1997, 1996 and 1995               F-4
Consolidated statements of cash flows for
   the years ended June 30, 1997, 1996 and 1995               F-5
Notes to Consolidated Financial Statements                    F-6

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       --------------------------------------------------


To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying consolidated balance sheets of The Furia Organization, Inc. and Subsidiary as of June 30, 1997, 1996 and 1995 and the related consolidated statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. and Subsidiary as of June 30, 1997, 1996, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to these financial statements, the Company has been substantially inactive since 1987, which raises substantial doubt about its continued existence as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 9, 1998

          THE FURIA ORGANIZATION, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
               AS OF JUNE 30, 1997, 1996 and 1995
               ----------------------------------


                             ASSETS
                             ------


                                  1997         1996         1995
                               ----------   ----------   ----------


Current Assets                 $       --   $       --   $       --
                               ----------   ----------   ----------

TOTAL ASSETS                   $       --   $       --   $       --
                               ----------   ----------   ----------


         LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)
         -----------------------------------------

Current Liabilities
  Note Payable                 $       --   $       --   $1,108,502
  Accrued Interest                                          197,728
  Accounts Payable and
   Other Accrued Liabilities       10,735        5,735       29,735
                               ----------   ----------   ----------

     TOTAL LIABILITIES             10,735        5,735    1,335,965
                               ----------   ----------   ----------

Stockholders' (Deficiency)
 Convertible Preferred Stock-
  $0.0001 par value,
  50,000,000 shares authorized,
  3,001,000 shares issued and
   outstanding                        300          300          300
 Common Stock - $0.0001 par
  value, 200,000,000 shares
  authorized, 11,862,760,
  11,362,760 and 6,882,260 shares
  issued and outstanding at
  June 30, 1997, 1996, and
  1995, respectively                1,186        1,136          688
 Additional Paid-In
  Capital                       6,385,971    6,381,021    4,911,914
 Donated Capital                   14,972       14,972       14,972
 Accumulated Deficit           (6,413,164)  (6,403,164)  (6,263,839)
                               ----------   ----------   ----------

    TOTAL STOCKHOLDERS'
     (DEFICIENCY)                 (10,735)      (5,735)  (1,335,965)
                              -----------   ----------   ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS'(DEFICIENCY)    $        --   $       --   $       --
                              ===========   ==========   ==========




            See accompanying notes to financial statements

                     THE FURIA ORGANIZATION, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
           ------------------------------------------------





                                     1997         1996        1995
                                 -----------  -----------  -----------


REVENUES                         $        --  $        --  $        --
                                 -----------  -----------  -----------

     TOTAL REVENUE               $        --  $        --  $        --
                                 -----------  -----------  -----------


Professional fees                     10,000       20,700        9,000
Interest expense                          --      118,625      127,477
                                 -----------  -----------  -----------


NET LOSS                         $   (10,000) $  (139,325) $  (136,477)
                                 ===========  ===========  ===========

Loss Per Common Share            $   (0.0009) $   (0.0199) $   (0.0198)
                                 ===========  ===========  ===========

Weighted Average
 Number of Common Shares
 Outstanding                      11,736,733    7,005,589    6,882,260
                                 ===========  ===========  ===========










            See accompanying notes to financial statements
                                 F-4

                  THE FURIA ORGANIZATION, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
        ------------------------------------------------


                                   1997         1996        1995
                               -----------  -----------  ----------
Cash Flows from Operating
 Activities:
   Net Loss                    $  (10,000)  $ (139,325)  $ (136,477)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
     Accounts Payable and
     Accrued Liabilitie            10,000       20,700        9,000
     Accrued Interest                   -      118,625      127,477
                               ----------   ----------   ----------
   Total Adjustments               10,000      139,325      136,477
                               ----------   ----------   ----------
   Net Cash Provided (Used)
     by Operating Activities           --           --           --
                               ----------   ----------   ----------

Cash Flows From Investing
  Activities                           --           --           --
                               ----------   ----------   ----------

Cash Flows From
 Financing Activities                  --           --           --
                               ----------   ----------   ----------

Net Increase
  (Decrease) in Cash                   --           --           --
Cash at Beginning
 of Year                               --           --           --
                               ----------   ----------   ----------
Cash at End of Year            $       --   $       --   $       --
                               ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

     On June 1, 1996, the Company issued 10,500 shares of common stock in settlement of a note payable and related accrued interest of $1,108,502 and $316,353, respectively.

     On June 21, 1996, the Company issued 4,470,000 shares of common stock for payment of certain professional fees incurred and accrued in fiscal years 1996 and prior.

     On October 1, 1996, the Company issued 500,000 shares of common stock for payment of professional fees incurred in fiscal year 1997.




            See accompanying notes to financial statements

                  THE FURIA ORGANIZATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
        ------------------------------------------------

NOTE  1 - GOING CONCERN
-----------------------

          The Furia Organization, Inc., (the Company) has been inactive for the past three years and was seeking a candidate for a merger or business combination. (See Subsequent Events) The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

          The Company's continued existence as a going concern is substantially in doubt since such existence is solely dependent upon the continued support of its Board of Directors which, in turn, may be influenced by the Company's ability to secure appropriate sources of financing, if required, for its recently concluded combination. (See Subsequent Events) The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------


          Organization
          ------------

          The Company was incorporated under the laws of the State of Delaware on June 26, 1984.

          Principles of Consolidation
          ---------------------------

          The accompanying financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, TFC, Inc. a corporation organized under the laws of Delaware. All inter-company accounts and transactions have been eliminated in consolidation.

          Statement Of Cash Flows
          -----------------------

          For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalent.

          Loss Per Common Share
          ---------------------

          Loss per common share is computed by dividing net loss by the average number of common shares outstanding during the period.

                  THE FURIA ORGANIZATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
        ------------------------------------------------


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
----------------------------------------------------------------


          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3 - DEFAULT ON NOTE PAYABLE AND CONVERSION TO EQUITY
----------------------------------------------------------

          On December 16, 1993 the Company issued a note payable in the amount of $1,108,502 and incurred other liabilities relating to the acquisition of a wholly owned subsidiary which subsequently filed for bankruptcy in early 1994. The note which matured on May 19, 1994 was not paid and had been in default since that date. Interest had accrued on the unpaid principal balance at the rate of Prime plus 2% per annum through May 19, 1994 and the penalty rate of Prime plus 3.5% per annum thereafter. Under a settlement agreement dated June 1, 1996, the note payable in the principal amount of $1,108,502 and the related accrued interest of $316,353 was satisfied through the issuance to the creditor of 10,500 shares of common stock of the Company. The shares were physically issued in March 1998.

NOTE  4 - INCOME TAXES
----------------------


          The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1997, 1996, and 1995 the Company had no material current tax liability, deferred tax assets, or liabilities.

          As of June 30, 1997, the Company had available, for income tax purposes, net operating loss carryforwards aggregating approximately $875,000 expiring at various amounts from June 30, 2002 through June 30, 2009.

                  THE FURIA ORGANIZATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
        ------------------------------------------------




NOTE  5 - SUBSEQUENT EVENTS
---------------------------


          (a) Change of Authorized Shares and Par Value
          ---------------------------------------------

          On February 20, 1998 the Company's shareholders passed a resolution to (i) increase the Company's authorized Common Stock to 200,000,000 from 15,000,000, and the authorized Preferred Stock to 50,000,000 from 5,000,000, and (ii) change the par value of both the Company's Common Stock and Preferred Stock to $0.0001 from $0.01 per share. The Certificate of Amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on February 23, 1998. All amounts and per share data in this report have been restated to reflect the change in authorized shares and par value. As a result of the change in par value of the Common Stock, amounts of $117,442, $112,492, and $68,135 were reclassed from Common Stock to additional paid-in capital at June 30, 1997, 1996, and 1995 respectively. As a result of the change in par value of the Preferred Stock, an amount of $29,710 was reclassed from Preferred Stock to additional paid-in capital at June 30, 1997, 1996, and 1995.

          (b) Conversion of Series A Preferred Stock to Common Stock
          ----------------------------------------------------------

          On March 5, 1998, Time For A Change, Inc.,("TFAC") a Texas corporation and the beneficial owner of 3,001,000 shares of Series A Convertible Preferred Stock, ("TFAC shares") notified the Company of its election to convert the TFAC shares into common stock of the Company in accordance with the conversion rights set forth in the Company's Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock, as amended (the "Certificate of Designation"). Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock was convertible into 4.449 shares of the Company's common stock. In connection with the conversion of TFAC shares, the Company issued to TFAC 13,351,449 shares of the Company's common stock, which as of March 5,1998 constituted approximately 53% of the total issued and outstanding shares, and cancelled 3,001,000 shares of the issued and outstanding Series A Preferred Stock. TFAC is controlled by certain family members of the sole director and officer of the Company.

                     THE FURIA ORGANIZATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
           ------------------------------------------------


          (c) Acquisition
          ---------------

          On March 6, 1998, the Company consummated a Stock Purchase Agreement (the "Purchase Agreement") to acquire 20,000,000 shares representing 100% of the issued and outstanding common stock of Americom Telecommunications Corporation ("ATC") in exchange for 75,000,000 shares of the Company's common stock. (the "exchange"). ATC was founded in 1998 for the purpose of acquiring companies and other entities involved in the telecommunications and communications business, particularly those serving the Hispanic Community. As a result of the exchange, the ATC shareholders have acquired approximately a 75% beneficial interest in the Company's common stock. Immediately following the exchange, ATC became a wholly owned subsidiary of the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, the ATC acquisition will be accounted for as a recapitalization of ATC using the purchase method of accounting for financial reporting purposes. Accordingly, the Company's financial statements immediately following the acquisition will be as follows: (1) the balance sheet will consist of ATC's net assets at historical costs and the Company's net assets at fair market value (acquired cost) and (2) the statement of operations will include ATC's operations for the period presented and the Company's operations from March 6, 1998.

                        INDEX TO EXHIBITS
                        -----------------


             No.         Exhibit
          -------        ---------------------------------------

            2.1          Stock Purchase Agreement dated
                         March 6, 1998 among the Company,
                         American Telecommunications, Inc.
                         ("ATC") and various shareholders of ATC
                         (filed as Exhibit 2.1 to the Company's
                         Current Report on Form 8-K dated March
                         6, 1998 and incorporated herein by
                         reference).

            3.1 Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Registration's Statement on Form 10 and file no. L.A.) effective May 14, 1985 (the "Registration Statement") and incorporated herein by reference).

            3.2          Certificate of Amendment to
                         Certificate Incorporation*

            3.3          By-laws of the Company (filed as
                         Exhibit 3(b) to the Registration
                         Statement and incorporated herein by
                         reference).

           27.1          Financial Data Schedule.