Form 10QSB
period 1997-09-30
FURIA ORGANIZATION INC /DE/
filed 1998-07-22
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[  X ]    QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1997

[    ]    TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM JULY 1, 1997 TO SEPTEMBER 30, 1997

Commission File Number:  0-13910
                         -------

                  THE FURIA ORGANIZATION, INC.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               95-3931129
--------------------------------             ------------------
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)            Identification No.)


P.O. Box 795517,  Dallas, Texas                   75379-5517
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


                         (972) 239-2290
----------------------------------------------------------------
      (Registrant's telephone number, including area code)



----------------------------------------------------------------
                (Former name, former address and
        former fiscal year, if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [     ]        No   [  X  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

        11,852,260  shares of Common Stock, .01 par value
 ---------------------------------------------------------------
            (The number of shares outstanding of each
         of the issuer's classes of common stock, as of
                   the last practicable date)

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:

                         Balance Sheets


                                               Three Months Ended
                                          -----------------------------
                                          September 30,    September 30,
                                              1997             1996
                                          -------------    -------------
     Total Assets                         $           0    $           0


     Liabilities and Stockholders'        $      10,735    $       5,735
     (Deficiency)

     Stockholders' equity
          Convertible Preferred stock,
     (5,000,000 authorized; $.01 par,
     3,001,000 shares outstanding)                 300               300
          Common stock (15,000,000
     shares authorized, $.01 par,
     11,862,760 shares issued and
     outstanding)                               1,186              1,186
          Paid in capital                   6,385,971          6,385,971
          Deficit                          (6,413,164)        (6,413,164)

     Total Stockholders (Deficiency)           10,735             10,735

     TOTAL LIABILITIES AND
     SHAREHOLDERS' (DEFICIENCY)          $          0      $           0
                                         ------------      -------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

General
-------

     The Company had no operations for the quarter ended
September 30, 1997. The Company had no operations for the quarter ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 1997 was $0 compared to $0 at September 30,1996. Cash and cash equivalent did not change from September 30, 1996 to September 30, 1997. The Company had $0 trade accounts or accounts receivable for the period ended September 30, 1997 compared to $0 for the quarter ended September 30, 1996. The Company had $0 in inventory during the quarter ended September 30, 1997 compared to $0 for the quarter ended September 30, 1996. Trade accounts payable for the quarter ended September 30, 1997 were $0 compared to $0 for the quarter ended September 30, 1996.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended September 30, 1997.

Results of Operations
---------------------

     The Company had no operations for the quarter ended
September 30, 1997. The Company had no operations for the quarter ended September 30, 1996.

                             PART II

     No "other" information required.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE FURIA ORGANIZATION, INC.



                         By:  /s/ WAYLON E. MCMULLEN
                            ---------------------------------
                            Waylon E. McMullen,  President