Form 10QSB
period 1997-12-31
FURIA ORGANIZATION INC /DE/
filed 1998-07-22
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[  X ]    QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED DECEMBER 31, 1997

[    ]    TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM OCTOBER 1, 1997 TO DECEMBER 31, 1997

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

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:

                         Balance Sheets


                                             Three Months Ended
                                         ----------------------------
                                         December 31,    December 31,
                                             1997            1996
                                         ------------    ------------
     Total Assets                        $          0    $          0


     Liabilities and Stockholders'
     (Deficiency)                        $     10,735    $      5,735

     Stockholders' equity
          Convertible Preferred stock,
     (5,000,000 authorized; $.01 par,
     3,001,000  shares outstanding)               300             300
          Common stock (15,000,000
     shares authorized, $.01 par,
     11,862,760 shares issued and
     outstanding)                               1,186           1,186
          Paid in capital                   6,385,971       6,385,971
          Deficit                          (6,413,164)     (6,413,164)

     Total Stockholders (Deficiency)           10,735          10,735

     TOTAL LIABILITIES AND
     SHAREHOLDERS' (DEFICIENCY)          $          0    $          0
                                         ------------    ------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

General
-------

     The Company had no operations for the quarter ended December
31, 1997. The Company had no operations for the quarter ended
December 31, 1996.

Liquidity and Capital Resources
-------------------------------

     Working capital at December 31, 1997 was $0 compared to $0 at December 31, 1996. Cash and cash equivalent did not change from December 31, 1996 to December 31, 1997. The Company had $0 trade accounts or accounts receivable for the period ended December 31, 1997 compared to $0 for the quarter ended December 31, 1996. The Company had $0 in inventory during the quarter ended December 31, 1997 compared to $0 for the quarter ended December 31, 1996. Trade accounts payable for the quarter ended December 31, 1997 were $0 compared to $0 for the quarter ended December 31, 1996.

     The Company made no capital acquisitions or improvement expenditures during the three month period ended December 31, 1997.

Results of Operations
---------------------

     The Company had no operations for the quarter ended December
31, 1997. The Company had no operations for the quarter ended
December 31, 1996.

                             PART II

     No "other" information required.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE FURIA ORGANIZATION, INC.



                         By:  /s/ WAYLON E. MCMULLEN
                            -----------------------------------
                            Waylon E. McMullen,  President