Form 10QSB
period 1998-03-31
FURIA ORGANIZATION INC /DE/
filed 1998-07-22
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[  X ]    QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MARCH 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM JANUARY 1, 1998 TO MARCH  31, 1998

Commission File Number:  0-13910
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

     Yes  [     ]        No   [  X  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      100,214,209  shares of Common Stock, .0001 par value
 ---------------------------------------------------------------
            (The number of shares outstanding of each
         of the issuer's classes of common stock, as of
                   the last practicable date)

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements:

                         Balance Sheets


                                            Three Months Ended
                                         --------------------------
                                           March 31,     March 31,
                                             1998           1997
                                         -----------    -----------
     Total Assets                        $         0    $         0


     Liabilities and Stockholders'       $    10,735    $     5,735
     (Deficiency)

     Stockholders' equity
          Convertible Preferred stock,
     (50,000,000 authorized; $.0001
     par, -0-  shares outstanding)               300            300
          Common stock (200,000,000
     shares authorized, $.0001 par,
     100,214,209 shares issued and
     outstanding)                               1,186          1,186
          Paid in capital                   6,385,971      6,385,971
          Deficit                          (6,413,164)    (6,413,164)

     Total Stockholders (Deficiency)           10,735         10,735

     TOTAL LIABILITIES AND
     SHAREHOLDERS' (DEFICIENCY)           $         0     $        0
                                          -----------     ----------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS:

General
-------

     The Company had no operations for the quarter ended March
31, 1998. The Company had no operations for the quarter ended
March 31, 1997.

Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 1998 was $0 compared to $0 at March 31, 1997. Cash and cash equivalent did not change from March 31, 1997 to March 31, 1998. The Company had $0 trade accounts or accounts receivable for the period ended March 31, 1998 compared to $0 for the quarter ended March 31, 1997. The Company had $0 in inventory during the quarter ended March 31, 1998 compared to $0 for the quarter ended March 31, 1997. Trade accounts payable for the quarter ended March 31, 1998 were $0 compared to $0 for the quarter ended March 31, 1997.

     The Company acquired 100% of the outstanding stock of Americom Telecommunications Corporation in exchange for 75,000,000 shares of the Company's Common Stock.. As a result
Americom Telecommunications Corporation has become a wholly-owned subsidiary of the Company.

     The Company made no other capital acquisitions or improvements during the three month period ended March 31, 1998.

Results of Operations
---------------------

     The Company had no operations for the quarter ended March
31, 1998. The Company had no operations for the quarter ended
March 31, 1997.

                             PART II

     No "other" information required.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE FURIA ORGANIZATION, INC.



                         By:  /s/ WAYLON E. MCMULLEN
                            --------------------------------
                            Waylon E. McMullen,  President