Form 10KSB
period 1998-06-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-13910

                          THE FURIA ORGANIZATION, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             95-3931129
--------------------------------                          --------------------
 (State or other Jurisdiction                                (IRS Employer
of incorporation or organization                           Identification No.)


5030 Champion Blvd. G6#237, Boca Raton, Florida                  33496
-----------------------------------------------                ----------
(Address of principal executive offices)                       (Zip Code)


                    Issuer's telephone number: (561) 241-4713


Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days.

(1) Yes [ ] No [X] (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ended June 30, 1998:  $0.00

There are no recent quotes available for the Registrant's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant as of any recent date.

The number of shares outstanding of common stock as of September 1, 2002 was 41,714,209. There was no established published market value for the Registrant's stock during the last fiscal year and there were no published bid and asked prices.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company's ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. In 1989 the Company transferred certain entertainment properties to a former officer and director. In 1991, the Company transferred and assigned its remaining entertainment properties, together with the liabilities for residuals and participations relating to these properties, to an entity that was not affiliated with the Company. In 1993, Madison Fashions, Inc. a Delaware corporation ("Madison"), merged (the "Merger") with and into a wholly owned subsidiary of the Company. Madison's principal asset, which the Company acquired in the Merger, was 81% of the issued and outstanding shares of Pat Fashions Industries, Inc., a Delaware corporation ("PFI"), and an option to acquire the remaining 19% outstanding shares of PFI (the "Option"). PFI was in the wholesale distribution of popular-priced women's, girls, men's and boys' wearing apparel. The Company managed PFI as an operating subsidiary until April 1994 when PFI filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 proceeding and PFI was then liquidated. The Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

         On March 6, 1998, the Company consummated a Stock Purchase Agreement under the terms of which, amongst other things, the Company was to exchange an aggregate of 75,000,000 shares of its Common Stock for all the issued and outstanding capital shares of Americom Telecommunications Corporation ("ATC"). In connection with the consummation of the Stock Purchase Agreement, the then sole Director of the Company, Waylon McMullen agreed to appoint Messrs. Paul Stevens, James A. Stevens, Dr. Richard A. Feller, Ph.D, Filiberto Fernandez, Michael Nunez-Ledo and Jorge T. Buces as members of the Board of Directors, in each case to be effective ten days after delivery of written notice thereof to the shareholders of the Company in accordance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended. Mr. McMullen further agreed to resign as a Director of the Company but remain as President thereof, until his successor could be appointed. After notice was duly given to shareholders as set forth above, Mr. Paul Stevens accepted his appointment as a Director of the Company, but Messrs. James A. Stevens, Dr. Feller, Fernandez, Nunez-Ledo and Buces did not accept such appointments and never acted as Directors of the Company.

         ATC was, in fact, never activated nor operational. Moreover, requisite capital was never raised in order to make ATC viable nor was ATC ever able to make the acquisitions it represented were available when it was acquired by the Company. Additionally shares to be delivered pursuant to the provisions of the Stock Purchase Agreement were never delivered by either the Company or the shareholders of ATC. Accordingly, on January 11, 2000, the Stock Purchase Agreement, pursuant to written agreement, was rescinded, and the parties were placed back into the position as if the Stock Purchase Agreement had never been entered into. Paul Stevens resigned as a Director and Mr. McMullen resumed his status as the sole Director. As a result of the foregoing, the Company is a "blank check" or "shell" company.

Business Objectives

         The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

         The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

         The analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors, Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

         Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders which has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

         It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction. Notwithstanding the foregoing, there is the potential that a conflict of interest will arise between the Company and its management in which case Management's fiduciary duties may be compromised. Any remedy available under state corporate law would, in such an event, most likely be prohibitively expensive and time consuming.

         A number of states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

Competition

         Inherent difficulties exist for any new company seeking to enter an established field. The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities.

         There are many established venture capital and financial concerns which have significantly greater financial and personnel resources, technical expertise and experience than the Company. The Company is also subject to competition from numerous other recently formed public and private entities with business objectives similar to those of the Company.

Regulation

         The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner which will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

         The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas are regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

         The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

         The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the Code), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Employees

         The Company presently has no employees other than its President, Martin Cohen. Mr. Cohen is employed in another business, and therefore allocates a minimal amount of time to the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real property. The Company's facility's leases were terminated.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no established trading market for the Company's Common Stock. Trading in the Common Stock of the Company, which occurs from time to time on the over-the-counter market, has been sporadic and quotations are rarely published. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its Common Stock.

         As of June 30, 1998, there were 639 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

         The Company had no operations for fiscal year 1998. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's former President and current Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003.

         Through December 2000 all expenses of the Company were borne by Waylon McMullen. On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to accounting fees, taxes, and printing of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its common stock.

Subsequent Events

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. To-date, RN Capital Partners has been satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc.

         On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, on June 18, 1998, in the principal amount of $33,315 by the issuance of 2,000,000 shares of the Company's Common Stock. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44,530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.

         As of the date hereof, the Company remains a "shell" company. The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

         The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

         It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction.

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         On August 11, 2002, the Board of Directors elected to change accountants. No disagreement existed between the Company and Weinberg & Company, P.A. Reference is made to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of September 6, 2002 the following were the Officers, Directors, Promoters and Control Persons of the Company.

         Name                           Age                 Positions Held
         ----                           ---                 --------------

         Martin Cohen                   59             President and Director

         Waylon E. McMullen             56            Assistant Secretary and
                                                               Director

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve. For the past Two (2) years, Mr Cohen has been President of RN Capital Partners, Inc. ("RN") a, privately held, financial consulting company, directly and indirectly, providing capital to individuals and publicly-held companies. For the three (3) years prior thereto Mr. Cohen was President of Capital Associates, a company engaged in a like business to that of RN Capital Partners.

         Mr. McMullen is a practicing attorney and has been President of Waylon
E. McMullen, P.C. a law firm, from 1991 until the present. Prior to that Mr. McMullen was President of Akin & McMullen, P.C., a law firm, or its successors from 1971.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Company common stock as of September 6, 2002, based on information obtained from such persons, the Company's records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and
(iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

Name and Address
of Beneficial Owner                  Number of Shares      Percent of Class (1)
-------------------                  ----------------      --------------------

RN Capital Partners, Inc. (2)            13,500,000                32%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Martin Cohen (2)                         13,500,000                32%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Time for a Change, Inc.(3)               13,351,449                32%
17309 Club Hill Dr.
Dallas, Texas 75248

Cheryl L. McMullen (3)(4)                13,351,449                32%
17309 Club Hill Dr.
Dallas, Texas 75248

Waylon E. McMullen (4)                    3,000,000                 7%
P.O. Box 795517
Dallas, Texas 75379-5517

All Directors and Officers as a
group (two persons)                      16,500,000                39%
-------------
(1) Based upon 41,714,709 Company common stock outstanding as of September 1, 2002.
(2) Mr. Cohen is the President and Chief Operating Officer of RN Capital Partners, Inc. The shares attributed to RN Capital Partners, Inc. are the same shares attributed to Mr. Cohen.
(3) Ms. McMullen is the president and controlling shareholder of Time for a Change, Inc. The shares attributed to Time for a Change, Inc. are the same shares attributed to Ms. McMullen.
(4) Mr. McMullen is the husband of Cheryl L. McMullen, the president and controlling shareholder of Time For a Change, Inc. Mr. McMullen disclaims any beneficial ownership of the shares held by Time For a Change, Inc.

         The Company does not know of any other arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had no operations for fiscal year 1998. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the
Note is June 20, 2003.

         Through December 2000 all expenses of the Company were borne by Waylon McMullen. On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen, the former President of the Company and now a Director of the Company, had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to Accounting Fees, Franchise Taxes, acquisition of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its common stock.

         On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, on June 18, 1998, in the sum of $33,315 by the issuance of 2,000,000 shares of the Company's Common Stock. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44,530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc, a Company under the control of Martin Cohen, President and Director of The Furia Organization, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. To date, RN Capital Partners has been satisfying the obligations of the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Financial Statements filed as part of this Report:

                                                                         Page
                                                                       Reference

                  Report of Independent Auditors on Financial
                  Statements of The Furia Organization, Inc.             F-1

                  Balance Sheet as of June 30, 1998                      F-2

                  Statements of Operations for the year ended
                  June 30, 1998                                          F-3

                  Statement of Stockholders' Deficiency for the
                  years ended June 30, 1998 and 1997                     F-4

                  Statement of Cash Flows for the year ended
                  June 30, 1998                                          F-5

                  Notes to Financial Statements of The Furia
                  Organization, Inc. for the year ended
                  June 30, 1998                                       F-6 - F-8

         B.       Financial Statement Schedules

                  None

         C.       The following Exhibits are filed as part of this Report.

                Exhibit                           Description
                -------                           -----------

                  2.1 Stock Purchase Agreement dated March 6, 1998 among the Registrant and Americom Telecommunications Corporation, et. al. (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated March 6, 1998)

                  2.2 Agreement dated January 11, 2000 rescinding Stock Purchase Agreement dated March 6, 1998 among the Registrant and Americom Telecommunications Corporation, et. al.. (Incorporated by reference to Exhibit 2.2 of Registrant's Form 8-K dated
                           January 11, 2000 and filed August 14, 2002)

                  3.1 Certificate of Incorporation of the Registrant (Incorporated by to Exhibit 3 (a) of the Company's Registration Statement, File No. 2-94266 LA)

                Exhibit                           Description
                -------                           -----------

                  3.2 Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 2.2 of the Company's 10-KSB for the fiscal year ended
                           June 30, 1997)

                  3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement)

                  4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of The Company's Registration Statement)

                  10.1 Promissory Note dated June 18, 1998 issued by the Registrant to Southcal Investments, Inc. is the principal sum of $33,315 with Interest at 8% per annum. Filed herewith.

                  16.1 Letter dated August 14, 2002 from Weinberg & Company addressed to Registrant regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K/A dated August 14, 2002)

                  16.2 Letter dated August 16, 2002 from Weinberg & Company P.A. to the Securities 7 Exchange Commission regarding change in certifying accountant (Incorporated by reference to Exhibit 16.2 of Form 8-K/A dated August 14, 2002)

                  17 Letter dated January 11, 2000 from Paul Stevens resigning as an officer and director of the Registrant (Incorporated by reference to Exhibit 17 of Registrant's Form 8-K dated January 11, 2000)


         D.       Reports on Form 8-K

                  1.       A Current Report on Form 8-K was filed on
                           August 20, 2002 and amended on August 26, 2002 to report the change of accountants.

                  2. A Current Report on Form 8-K was filed on August 20, 2002 to report a change of control.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September, 2002.

                                   THE FURIA ORGANIZATION, INC.


                                   By:   /s/  Martin Cohen
                                       ----------------------------------------
                                        Martin Cohen
                                        President and Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                    Title                        Date
-------------------                    -----                        ----

/s/    Martin Cohen            President and Director        September 30, 2002
---------------------------
Martin Cohen

/s/  Waylon McMullen            Director                     September 30, 2002
---------------------------
Waylon McMullen

                            SECTION 302 CERTIFICATION


         I, Martin Cohen, certify that:

         1. I have reviewed this annual report on Form 10-KSB of The Furia Organization, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 30, 2002


                                                 /s/ Martin Cohen
                                                 -----------------------------
                                                 Martin Cohen, President

                          Index to Financial Statements

                     Description                                   Page
                     -----------                                   ----


         Report of Independent Certified Public
           Accountants (Harvey Weingard C.P.A..)                    F-1

         Balance Sheet at June 30, 1998,                            F-2

         Statements of Operations for
           the year ended June 30, 1998                             F-3

         Statement of Stockholders' Deficiency
           For years ended June 30, 1998 and 1997                   F-4

         Statements of cash flows for
           the year ended June 30, 1998,                            F-5

         Notes to Consolidated Financial Statements              F-6 - F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying consolidated balance sheets of The Furia Organization, Inc. and Subsidiary as of June 30, 1998, and the related consolidated statements of operations, stockholders' (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                /s/ HARVEY WEINGARD, C.P.A

Boca Raton, Florida
September 30, 2002

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 1998


            ASSETS

Current Assets                                                      $         --
                                                                    ------------
TOTAL ASSETS                                                        $         --
                                                                    ------------

            LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities
 Note Payable                                                       $     33,315
 Accrued Interest                                                             88
 Accounts Payable and Other Accrued Liabilities                               --
                                                                    ------------
     TOTAL LIABILITIES                                              $     33,403
                                                                    ------------
Stockholders' (Deficiency)
 Common Stock - $0.0001 par value, 200,000,000 shares
   authorized, 25,214,209 issued and outstanding at
   June 30, 1998,                                                   $      2,521
 Additional Paid-In Capital                                            6,384,936
 Donated Capital                                                          14,972
 Accumulated Deficit                                                  (6,435,832)

    TOTAL STOCKHOLDERS' (DEFICIENCY)                                $    (33,403)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                    $         --
                                                                    ============


                 See accompanying notes to financial statements

                                      F-2

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1998,



REVENUES                                                            $         --
                                                                    ------------

TOTAL REVENUE                                                       $         --
                                                                    ------------


EXPENSES
  General, administrative And Interest Expenses                     $     22,668
                                                                    ------------

NET LOSS                                                            $    (22,668)

Loss Per Common Share                                               $    (0.0015)

Weighted Average Number of Common Shares Outstanding                  15,200,622


                 See accompanying notes to financial statements

                                      F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                                           FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                 Additional
                                 Preferred   Preferred   Common      Common      Paid-in      Donated   Accumulated
                                  Shares      Stock       Shares     Stock       Capital      Capital     Deficit      Total
                                 -------     ------      -------     -----       -------      -------   ---------      -----
 Balance at June 30, 1997        3,001,000   $ 300       11,862,760   $ 1,186    $6,385,971   $14,972   $(6,413,164)   $(10,735)

 Net Loss                                                                                                   (22,668)    (22,668)

 Common Stock Issuance                                   13,351,760     1,335                                             1,335

 Preferred Stock Conversion      (3001,000)   (300)                                                                        (300)

 Reduction in Paid-in Capital                                                        (1,035)                             (1,035)

 Balance at June 30, 1998            -0-       -0-       25,214,209   $ 2,521    $6,384,936   $14,972   $(6,435,832)   $(33,403)
                                 ---------   -----       ----------   -------    ----------   -------   -----------    --------



                                         See accompanying notes to financial statements

                                                              F-4

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998



Cash Flows from Operating Activities:
     Net Loss                                                      $     (22,668)
     Adjustments to Reconcile Net Loss to Net Cash
       Provided (Used) by Operating Activities:
     Increase (Decrease) in Accounts Payable and
       Accrued Liabilities                                               (10,735)
     Increase in Notes Payable                                            33,315
     Accrued Interest                                                         88
                                                                   -------------

   Total Adjustments                                               $      22,668
                                                                   -------------

   Net Cash Provided (Used) by Operating Activities                           --

   Cash Flows From Investing Activities                                       --

   Cash Flows From Financing Activities                                       --
                                                                   -------------

Net Increase (Decrease) in Cash                                               --

Cash at Beginning of Year                                                     --
                                                                   -------------

Cash at End of Year                                                $          --
                                                                   =============


                 See accompanying notes to financial statements

                                      F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 1998,


NOTE 1 - GOING CONCERN

         The Furia Organization, Inc., (the Company) has been inactive for the past three years and was seeking candidate for a merger or business combination. (See Subsequent Events) The accompanying statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

         The Company's continued existence as a going concern is substantially in doubt since such existence is solely dependent upon the continued support of its Board of Directors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Company was incorporated under the laws of the State of Delaware on June 26, 1984.

         Loss Per Common Share

         Loss per common share is computed by dividing net loss by the average number of common shares outstanding during the period.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities.

NOTE 4 - RECAPITALIZATION AND RECLASSIFICATION

         (a) Change of Authorized Shares and Par Value

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

         (b) Conversion of Series A Preferred Stock to Common Stock

         On March 5, 1998, Time For A Change, Inc., ("TFAC") a Texas corporation and the beneficial owner of 3,001,000 shares of Series A Convertible Preferred Stock, ("TFAC shares") notified the Company of its election to convert the TFAC shares into common stock of the Company in accordance with the conversion rights set forth in the Company's Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock, as amended (the "Certificate of Designation"). Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock was convertible into 4.449 shares of the Company's common stock. In connection with the conversion of TFAC shares, the Company issued to TFAC 13,351,449 shares of the Company's common stock, which as of March 5,1998 constituted approximately 53% of the total issued and outstanding shares, and cancelled 3,001,000 shares of the issued and outstanding Series A Preferred Stock. TFAC is controlled by certain family members of the Waylon McMullen a Director and former President of the Company.

NOTE 5 - SUBSEQUENT EVENTS

         On March 6, 1998, the Company consummated a Stock Purchase Agreement under the terms of which, amongst other things, the Company exchanged an aggregate of 74,184,270 shares of its Common Stock for all the issued and outstanding capital shares of Americom Telecommunications Corporation ("ATC"). In connection with the consummation of the Stock Purchase Agreement, the then sole Director of the Company, Waylon McMullen agreed to appoint Messrs. Paul Stevens, James A. Stevens, Dr. Richard A. Feller, Ph.D, Filiberto Fernandez, Michael Nunez-Ledo and Jorge T. Buces as members of the Board of Directors, in each case to be effective ten days after delivery of written notice thereof to the shareholders of the Company in accordance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended. Mr. McMullen further agreed to resign as a Director of the Company but remain as President thereof, until his successor could be appointed. After notice was duly given to shareholders as set forth above, Mr. Paul Stevens accepted his appointment as a Director of the Company, but Messrs. James A. Stevens, Dr. Feller, Fernandez, Nunez-Ledo and Buces did not accept such appointments and never acted as Directors of the Company.

         ATC was, in fact, never activated nor operational. Moreover, requisite capital was never raised in order to make ATC viable nor was ATC ever able to make the acquisitions it represented were available when it was acquired by the Company. Additionally shares to be delivered pursuant to the provisions of the Stock Purchase Agreement were never delivered by either the Company or the shareholders of ATC. Accordingly, on January 11, 2000, the Stock Purchase Agreement, pursuant to written agreement, was rescinded, nun pro tunc, and the parties placed back into the position as if said Stock Purchase Agreement had never been entered into. Paul Stevens resigned as a Director and Mr. McMullen resumed his status as the sole Director.

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc. in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. Mr. Cohen is the President and Chief Operating Officer of RN Capital Partners, Inc.

         On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen, the former President of the Company and now a Director of the Company, had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to Accounting Fees, Franchise Taxes, acquisition of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its Common Stock to Mr. McMullen.

         On September 3, 2002, the Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, on June 18, 1998, in the principal amount of $33,315 by the issuance of 2,000,000 shares of the Company's Common Stock. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44,530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.