Form 10QSB
period 1998-09-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 1998

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ______________ to ___________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             95-3931129
---------------------------------                            ------------------
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                          33496
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)

                                 (561) 241-4713
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                     P.O Box 795517 Dallas, Texas 75379-5517
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ] No [X]
(2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.0001 par value issued and outstanding at September 1, 2002 was 41,714,209

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
           September 30, 1998 (unaudited) and June 30, 1998                 3

         Statements of Operations -
           Three months ended September 30, 1998 and 1997 (unaudited)       4

         Statements of Changes in Stockholders' Equity
           for the period ended September 30, 1998 (unaudited)              5

         Statements of Cash Flows -
           Three months ended September 30, 1998 and 1997 (unaudited)       6

         Notes to Financial Statements                                      7

                          THE FURIA ORGANIZATION, INC.



                                              September 30, 1998          June 30, 1998
                                              ------------------          -------------
Current Assets                                   $         --              $         --
                                                 ------------              ------------

         TOTAL ASSETS                            $         --              $         --
                                                 ------------              ------------


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                $     33,315              $     33,315
    Accrued Interest                                      754                        88
    Accounts Payable and other
      Accrued Liabilities                                  --                        --
                                                 ------------              ------------

         TOTAL LIABILITIES                       $     34,069              $     33,403
                                                 ------------              ------------
Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 25,214,209
    shares issued and outstanding) as at
    September 30, 1998 and June 30, 1998         $      2,521              $      2,521
  Additional Paid- In Capital                       6,384,936                 6,384,936
  Donated Capital                                      14,972                    14,972
  Accumulated Deficit                            $ (6,436,498)             $ (6,435,832)

     TOTAL STOCKHOLDERS (DEFICIENCY)             $    (34,069)             $    (33,403)

     TOTAL LIABILITIES AND SHAREHOLDERS'
      (DEFICIENCY)                               $         --              $         --
                                                 ============              ============

                        See Notes to Financial Statements

                                       3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended September 30
                                                  ----------------------------------
                                                      1998                   1997
                                                  -----------            -----------
Revenue                                           $        --            $        --
                                                  -----------            -----------

    TOTAL REVENUE                                 $        --            $        --
                                                  -----------            -----------

General and administrative expenses               $       666            $        --
                                                  -----------            -----------

    NET LOSS                                      $       666            $        --
                                                  ===========            ===========

Basic loss per common share                       $     (0.00)           $     (0.00)

Weighted-average number of
  common shares outstanding                        24,398,479             11,852,260


                        See Notes to Financial Statements

                                       4

                                          THE FURIA ORGANIZATION, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                               Additional
                                  Preferred Preferred    Common       Common     Paid-in    Donated   Accumulated  Stockholders'
                                    Shares    Stock      Shares       Stock      Capital    Capital     Deficit      Equity
                                  --------- ---------- ----------   ---------  ----------- --------- ------------  -----------
 Balance at June 30, 1998             -0-      -0-     25,214,209    $ 2,521   $6,384,936  $14,972   $(6,435,832)   $(33,403)

 Net Loss                                                                                                   (666)       (666)

 Common Stock Issuance

 Preferred Stock Conversion

 Reduction in Paid-in Capital

 Balance at September 30, 1998        -0-      -0-     25,214,209    $ 2,521   $6,384,936  $14,972   $(6,436,498)   $(34,069)
                                    ------   -----     ----------    -------   ----------  -------   -----------    --------


                                                   See Notes to Financial Statements

                                                                   5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                               1998                    1997
                                                             ----------             ---------
Cash Flows from Operating Activities:
  Net Loss                                                   $     (666)            $      -0-
  Adjustments to Reconcile
  Net Loss to Net Cash
  Provided (Used) by Operating Activities:
    Increase (Decrease) in Accounts Payable and
      Accrued Liabilities
    Accrued Interest                                                666
                                                             ----------             ---------


      Total Adjustments                                             666
                                                             ----------             ---------
   Net Cash Provided (Used) by Operating Activities                  --                    --
                                                             ----------             ---------
Cash Flows From Investing Activities                                 --                    --
                                                             ----------             ---------

Cash Flows From Financing Activities                                 --                    --

Net Increase (Decrease) in Cash                                      --                    --

Cash at Beginning Of Year                                            --                    --
                                                             ----------             ---------
Cash at End of Year                                          $       --             $      --
                                                             ==========             =========


                        See Notes to Financial Statements

                                       6

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. In 1989, the Company transferred certain entertainment properties to a former officer and director. In 1991, the Company transferred and assigned its remaining entertainment properties, together with the liabilities for residuals and participations relating to these properties, to an entity that was not affiliated with the Company. In 1993, Madison Fashions, Inc. a Delaware corporation ("Madison"), merged (the "Merger") with and into a wholly owned subsidiary of the Company. Madison's principal asset, which the Company acquired in the Merger, was 81% of the issued and outstanding shares of Pat Fashions Industries, Inc., a Delaware corporation ("PFI"), and an option to acquire the remaining 19% outstanding shares of PFI (the "Option"). PFI was in the wholesale distribution of popular-priced women's, girls, men's and boys' wearing apparel. The Company managed PFI as an operating subsidiary until April 1994 when PFI filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding an PFI was then liquidated. The Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

         On March 6, 1998, the Company entered into an Agreement under the terms of which the Company agreed to exchange approximately 75,000,000 shares of its Common Stock for all the issued and outstanding capital shares of Americom Telecommunications Corporation ("ATC"). The Agreement was, pursuant to written agreement dated January 11, 2000, rescinded, nun pro tunc, and the parties placed back into to the position as if said Agreement of March 6, 1998 had never been entered into. Reference is made to "Subsequent Events" of this form 10-QSB for more definitive information concerning the rescission.

         The Company has not had any salaried employees since May 1994. The Company currently has one officer who devotes only a portion of his time to the Company.

         The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company's fiscal year ends June 30.

         c. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         d. Basic Net Loss Per Share

         The computation of basic net loss per share of common stock is based on the weighted average number of shares outstanding during the period of financial statements.

         e. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         f. Revenue Recognition

         The Company has no significant source of ongoing revenues. Revenue recognition policies will be determined when principal operations commence.

         g. Additional Accounting Policies

         Additional accounting policies will be established once planned principal operations commence.

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 1998 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating cost and to allow it to continue as a going concern. It is the intent of the Company to seek after a merger with an existing operating company.

NOTE 3 - PREFERRED AND COMMON STOCK

         In February, 1998, the Company amended its Certificate of Incorporation so as to increase the total number of shares the Company is authorized to issue to 250,000,000 shares, consisting of 200,000,000 shares of Common Stock having a par value of $.0001 and 50,000,000 shares of Preferred Shares No shares of preferred stock were issued as of September 30, 1998

         On March 5, 1998, Time For A Change, Inc. ("TFAC"), a Texas corporation and the beneficial owner of 3,001,000 shares (the"TFAC Shares") of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company ("Series A Preferred Stock") notified the Company of its election to convert the TFAC Shares into common stock, par value $.0001 per share, of the Company("Company Common Stock") in accordance with the conversion rights set forth in the Company's Certificate of Designation, Preferences and Rights of the Series A Preferred Stock, as amended (the "Certificate of Designation") filed with the Secretary of State of the State of Delaware. Pursuant to the terms of the Certificate of Designation, each share of Series A Preferred Stock is convertible into 4.449 shares of Company Common Stock. In connection with the conversion of the TFAC Shares, the Company issued to TFAC 13,351,449 shares of Company Common Stock, which, as of March 5, 1998, constituted approximately 53% of the total issued and outstanding shares of Company Common Stock, and canceled the 3,001,000 shares of Series A Preferred Stock. TFAC is controlled by certain family members of Mr. Waylon E. McMullen, the then sole director and officer of the Company. Mr. Waylon E. McMullen is neither an officer nor director of TFAC and disclaims any beneficial ownership in TFAC.

NOTE 4 - SUBSEQUENT EVENTS

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

         ATC was, in fact, never activated nor operational. Moreover, requisite capital was never raised in order to make ATC viable nor was ATC ever able to make the acquisitions it represented were available when it was acquired by the Company. Additionally shares to be delivered pursuant to the provisions of the Stock Purchase Agreement were never delivered by either the Company or the shareholders of ATC. Accordingly, on January 11, 2000, the Stock Purchase Agreement, pursuant to written agreement, was rescinded, nun pro tunc, and the parties placed back into the position as if said Stock Purchase Agreement had never been entered into. Paul Stevens resigned as a Director and Mr. McMullen resumed his status as the sole Director

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

         The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, adverse business conditions, the inability to locate and negotiate favorable business combinations, the inability of the Company's President to continue funding the Company and other factors.

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

         The analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. . Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

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

Results of Operations

         The Company had no revenue during the first quarter of 1997 or during the first quarter of 1998. In fact the Company has not realized any revenues since 1994.

         The primary expenses incurred in connection with the Company's activities include travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. These expenses had, formerly, been paid or assumed by Waylon McMullen, former President and still a Director of the Company. At present these expenses are being paid or assumed by RN Capital Partners, a company under the control of Martin Cohen and a principal shareholder of The Furia Organization, Inc.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had revenue from operations during 1994 and it does not have other significant assets. If the Company's president, through RN Capital Partners, Inc. does not continue paid and/or assume the payment for operational expenses of the Company the Company's operations will terminate.

         Although the Company had net operating loss carry-forwards at September 30, 1998 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. These expenses have been funded and paid for by Officers and Directors of the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (a)      None

         (b)      None

         (c)      None

         (d)      Not applicable

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued,(including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. To-date, RN Capital Partners has been satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits.

         (B)      Reports on Form 8-K.

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

Dated:  September 30, 2002
                                   THE FURIA ORGANIZATION, INC.



                                   By:     /s/ Martin Cohen
                                       ----------------------------------------
                                         Martin Cohen
                                         President and Chief Accounting Officer

                            SECTION 302 CERTIFICATION


         I, Martin Cohen, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of The Furia Organization, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 30, 2002


                                                   /s/ Martin Cohen
                                                   ----------------------------
                                                   Martin Cohen, President