Form 10QSB
period 1998-12-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  December 31, 1998

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _______________ to ________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             95-3931129
--------------------------------                           --------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                        33496
------------------------------------------                     ----------
(Address of principal executive offices)                       (Zip Code)

                                 (561) 241-4713
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
           December 31,1998 (unaudited) and June 30, 1998                   3

         Statements of Operations -
           Three months ended December 31, 1998 and 1997 (unaudited)        4

         Statements of Changes in Stockholders' Equity
           for the period ended December 31, 1998 (unaudited)               5

         Statements of Cash Flows -
           Three months ended December 31, 1998 and 1997 (unaudited)        6

         Notes to Financial Statements                                      7

                                       THE FURIA ORGANIZATION, INC.



                                                        December 31, 1998          June 30, 1998
                                                        -----------------          -------------
Current Assets                                             $         --             $         --
                                                           ------------             ------------

         TOTAL ASSETS                                      $         --             $         --
                                                           ------------             ------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                          $     33,315             $     33,315
    Accrued Interest                                              1,420                       88
    Accounts Payable and other
      Accrued Liabilities                                            --                       --
                                                           ------------             ------------
         TOTAL LIABILITIES                                 $     34,735             $     33,403
                                                           ------------             ------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000 authorized;
    $.0001 par, -0- shares outstanding) Common stock
    (200,000,000 shares authorized, $.0001 par,
    25,214,209 shares issued and outstanding) as at
    December 31, 1998 and June 30, 1998                    $      2,521             $      2,521
  Additional Paid- In Capital                                 6,384,936                6,384,936
  Donated Capital                                                14,972                   14,972
  Accumulated Deficit                                      $ (6,437,164)            $ (6,435,832)
                                                           ------------             ------------
     TOTAL STOCKHOLDERS (DEFICIENCY)                       $    (34,735)            $    (33,403)
                                                           ============             ============

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)      $         --             $         --
                                                           ============             ============

                               See Notes to Financial Statements

                                               3

                                THE FURIA ORGANIZATION, INC.
                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                               Three Months Ended December 31
                                                           -------------------------------------
                                                               1998                      1997
                                                           ------------             ------------
Revenue                                                    $         --             $         --
                                                           ------------             ------------

    TOTAL REVENUE                                          $         --             $         --
                                                           ------------             ------------

General and administrative expenses                        $        666             $         --
                                                           ------------             ------------

NET LOSS                                                   $        666             $         --
                                                           ============             ============

Basic loss per common share                                $      (0.00)            $      (0.00)

Weighted-average number of
  common shares outstanding                                  25,214,209               11,852,260



                               See Notes to Financial Statements

                                               4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Additional
                                Preferred Preferred    Common      Common      Paid-in      Donated   Accumulated    Stockholders'
                                 Shares    Stock       Shares       Stock      Capital      Capital     Deficit         Equity
                                --------- ---------  ----------    --------  ------------  ---------  -----------    -------------
 Balance at September 30, 1998     -0-       -0-     25,214,209    $ 2,521    $6,384,936    $14,972   $(6,436,498)     $(34,069)

 Net Loss                                                                                                    (666)         (666)

 Common Stock Issuance

 Preferred Stock Conversion

 Reduction in  Paid-in Capital

 Balance at December 31, 1998      -0-       -0-     25,214,209    $ 2,521    $6,384,936    $14,972   $(6,437,164)     $(34,735)
                                 -------   -------   ----------    -------    ----------    -------   -----------      --------


                                               See Notes to Financial Statements

                                                               5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended December 31,
                                                             ---------------------------------------
                                                                  1998                      1997
                                                             -------------             -------------
Cash Flows from Operating Activities:
  Net Loss                                                   $        (666)            $         -0-
                                                             -------------             -------------
Adjustments to Reconcile Net Loss to Net Cash
  Provided (Used) by  Operating Activities:
    Increase (Decrease) in Accounts Payable and
      Accrued Liabilities Accrued Interest                             666
                                                             -------------             -------------

   Total Adjustments                                                   666                       -0-
                                                             -------------             -------------
   Net Cash Provided (Used) by Operating Activities                     --                        --
                                                             -------------             -------------
Cash Flows From Investing Activities                                    --                        --
                                                             -------------             -------------

Cash Flows From Financing Activities                                    --                        --

Net Increase (Decrease) in Cash                                         --                        --

Cash at Beginning Of Year                                               --                        --
                                                             -------------             -------------
Cash at End of Year                                          $          --             $          --
                                                             =============             =============


                               See Notes to Financial Statements

                                               6

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred assigned an disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 1998 Annual Report on Form 10-KSB. Operating results for the three months ended December 31, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

NOTE 3 - SUBSEQUENT EVENTS

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

Results of Operations

         The Company had no revenue during the second quarter of 1997 or during the second quarter of 1998. In fact the Company has not realized any revenues since 1994.

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

         Although the Company had net operating loss carry-forwards at December 31, 1998 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued,(including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN. To date, RN Capital Partners has been satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc.

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

Dated:  September 30, 2002           THE FURIA ORGANIZATION, INC.


                                     By:     /s/ Martin Cohen
                                         ---------------------------------------
                                          Martin Cohen
                                          President and Chief Accounting Officer

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