Form 10QSB
period 1999-03-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  March 31, 1999

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ________________ to _________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           95-3931129
--------------------------------                           -------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                         33496
------------------------------------------                      ----------
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

                          PART I FINANCIAL INFORMATION


                                                                        Page

Item 1.  Financial Statements

         Balance Sheets
           March 31, 1998 (unaudited) and June 30, 1998                   3

         Statements of Operations -
           Three months ended March 31, 1999 and 1998 (unaudited)         4

         Statements of Changes in Stockholders' Equity
           for the period ended March 31, 1999 (unaudited)                5

         Statements of Cash Flows -
           Three months ended March 31, 1999 and 1998 (unaudited)         6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.



                                                    March 31, 1999          June 30, 1998
                                                    --------------          -------------

Current Assets                                       $         --            $         --
                                                     ------------            ------------

         TOTAL ASSETS                                $         --            $         --
                                                     ------------            ------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                    $     33,315            $     33,315
    Accrued Interest                                        2,086                      88
    Accounts Payable and other Accrued Liabilities             --                      --
                                                     ------------            ------------

         TOTAL LIABILITIES                           $     35,401            $     33,403
                                                     ------------            ------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000 shares
    authorized, $.0001 par, 25,214,209 shares
    issued and outstanding) as at
    March 31, 1999 and June 30, 1998                 $      2,521            $      2,521
  Additional Paid-In Capital                            6,384,936               6,384,936
  Donated Capital                                          14,972                  14,972
  Accumulated Deficit                                $ (6,437,830)           $ (6,435,832)
                                                     ------------            ------------

     TOTAL STOCKHOLDERS (DEFICIENCY)                 $    (35,401)           $    (33,403)
                                                     ============            ============
     TOTAL LIABILITIES AND SHAREHOLDERS'
       (DEFICIENCY)                                  $         --            $         --
                                                     ============            ============


                               See Notes to Financial Statements

                                               3

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                         Three Months Ended December 31
                                                                     ------------------------------------
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



                                         See Notes to Financial Statements

                                                          4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                               Additional
                                  Preferred Preferred    Common       Common    Paid-in    Donated   Accumulated    Stockholders'
                                   Shares     Stock      Shares       Stock     Capital    Capital     Deficit         Equity
                                  --------- ---------  ----------   --------  -----------  -------   -----------    -------------
 Balance at December 31, 1998        -0-       -0-     25,214,209    $ 2,521   $6,384,936  $14,972   $(6,437,164)      $(34,735)

 Net Loss                                                                                                   (666)          (666)

 Common Stock Issuance

 Preferred  Stock Conversion

 Reduction in  Paid-in Capital

 Balance at March 31, 1999           -0-       -0-     25,214,209    $ 2,521   $6,384,936  $14,972   $(6,437,830)      $(35,401)
                                    -------  --------  ----------    -------   ----------  -------   -----------       --------



                                                   See Notes to Financial Statements

                                                                   5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended December 31,
                                                              ---------------------------------------
                                                                  1998                      1997
                                                              -------------             -------------
Cash Flows from Operating Activities:
   Net Loss                                                   $        (666)            $        -0-
     Adjustments to Reconcile Net Loss to Net
       Cash Provided (Used) by Operating Activities:
         Increase (Decrease) in Accounts Payable and
           Accrued Liabilities Accrued Interest                         666                       -0-
                                                              -------------             -------------

   Total Adjustments                                                    666                       -0-
                                                              -------------             -------------
   Net Cash Provided (Used) by Operating Activities                      --                        --
                                                              -------------             -------------
Cash Flows From Investing Activities                                     --                        --
                                                              -------------             -------------

Cash Flows From Financing Activities                                     --                        --

Net Increase (Decrease) in Cash                                          --                        --

Cash at Beginning Of Year                                                --                        --
                                                              -------------             -------------
Cash at End of Year                                           $          --             $          --
                                                              =============             =============


                        See Notes to Financial Statements

                                       6

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures.. By 1991, the Company had transferred assigned an disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 1998 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

         On September 3, 2002, the Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, on June 18, 1998, in the principal amount of $33,315 by the issuance of 2,000,000 shares of the Company's Common Stock. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44,530 , consisting of the principal of the Promissory Note plus accrued interest of $11,215.

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

September 30, 2002

                                                    /s/ Martin Cohen
                                                    ---------------------------
                                                    Martin Cohen, President