Form 10KSB
period 1999-06-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1999

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              95-3931129
--------------------------------                            ------------------
  (State or other Jurisdiction                                 (IRS Employer
of incorporation or organization                            Identification No.)


5030 Champion Blvd. G6#237, Boca Raton, Florida                    33496
------------------------------------------------                 ---------
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (561) 241-4713


Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d)of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days.
(1) Yes [ ] No [X]
(2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ended June 30, 1999:  $0.00

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 1999.

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

         As of June 30, 1999, there were 639 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

         The Company had no operations since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's former President and current Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-9.

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
                                                             Director

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve. For the past Two (2) years, Mr. Cohen has been President of RN Capital Partners, Inc.("RN") a, privately held, financial consulting company, directly and indirectly, providing capital to individuals and publicly-held companies. For the three (3) years prior thereto Mr. Cohen was President of Capital Associates, a company engaged in a like business to that of RN Capital Partners.

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

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 1999.

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

Name and Address
of Beneficial Owner                  Number of Shares       Percent of Class (1)
-------------------                  ----------------       --------------------

RN Capital Partners, Inc. (2)            13,500,000                  32%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Martin Cohen (2)                         13,500,000                  32%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Time for a Change, Inc.(3)               13,351,449                  32%
17309 Club Hill Dr.
Dallas, Texas 75248

Cheryl L. McMullen (3)(4)                13,351,449                  32%
17309 Club Hill Dr.
Dallas, Texas 75248

Waylon E. McMullen (4)                    3,000,000                   7%
P.O. Box  795517
Dallas , Texas 75379-5517

All Directors and Officers as a
group (two persons)                      16,500,000                  39%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had no operations for fiscal year 1998. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the principal amount of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003.

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

         On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, on June 18, 1998, in the sum of $33,315 by the issuance of 2,000,000 shares of the Company's Common Stock. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44, 530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc., a Company under the control of Martin Cohen, President and Director of The Furia Organization, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. To date, RN Capital Partners has been satisfying the obligations of the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Financial Statements filed as part of this Report:

                                                                          Page
                                                                       Reference

                  Report of Independent Auditors on Financial
                  Statements of The Furia Organization, Inc.               F-1

                  Balance Sheet as of June 30, 1999 and 1998               F-2

                  Statements of Operations for the years ended
                  June 30, 1999 and 1998                                   F-3

                  Statement of Stockholders' Deficiency for the years
                  ended June 30, 1999 and 1998                             F-4

                  Statement of Cash Flows for the year ended
                  June 30, 1999                                            F-5

                  Notes to Financial Statements of The Furia
                  Organization, Inc. for the year ended June 30, 1999    F-6-F-9

         B.       Financial Statement Schedules:

                  None

         C.       The following Exhibits are filed as part of this Report:

                Exhibit                            Description
                -------                            -----------

                  2.1 Stock Purchase Agreement dated March 6 1998 among the Registrant and Americom Telecommunications Corporation, et. al. (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated March 6, 1998)

                  2.2 Agreement dated January 11, 2000 rescinding Stock Purchase Agreement dated March 6, 1998 among the Registrant and Americom Telecommunications Corporation, et. al. (Incorporated by reference to Exhibit 2.2 of Registrant's Form 8-K dated January 11, 2000 and filed August 14, 2002)

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

                  3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement)

                  4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of The Company's Registration Statement)

                  10.1 Promissory Note dated June 18, 1998 issued by the Registrant to Southcal Investments, Inc. is the principal sum of $33,315 with Interest at 8% per annum. (Incorporated by reference to Exhibit 10.1 of Form 10-KSB for year ended June 30, 1998)

                  16.1 Letter dated August 14, 2002 from Weinberg & Company addressed to Registrant regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K/A dated August 14, 2002)

                  16.2 Letter dated August 16, 2002 from Weinberg & Company P.A. to the Securities 7 Exchange Commission regarding change in certifying accountant (Incorporated by reference to Exhibit 16.2 of Form 8-K/A dated August 14, 2002)

                  17 Letter dated January 11, 2000 from Paul Stevens resigning as an officer and director of the Registrant (Incorporated by reference to Exhibit 17 of Registrant's Form 8-K dated January 11, 2000)


         D.       Reports on Form 8-K

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

                                     THE FURIA ORGANIZATION, INC.


                                     By:   /s/  Martin Cohen
                                         --------------------------------------
                                         Martin Cohen
                                         President and Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                 Title                            Date
-------------------                 -----                            ----

 /s/  Martin Cohen           President and Director          September 30, 2002
-----------------------
Martin Cohen


 /s/  Waylon McMullen              Director                  September 30, 2002
-----------------------
Waylon McMullen

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

September 30, 2002

                                                       /s/ Martin Cohen
                                                      --------------------------
                                                       Martin Cohen, President

                          Index to Financial Statements


Description                                                             Page
-----------                                                             ----

Report of Independent Certified Public
  Accountants (Harvey Weingard C.P.A.)                                   F-1

Balance Sheets at June 30, 1999 and 1998                                 F-2

Statements of Operations for
  the years ended June 30, 1999 and 1998                                 F-3

Statements of Stockholders' Deficiency
  For the years ended June 30, 1999 and 1998                             F-4

Statements of cash flows for
  the years ended June 30, 1999 and 1998                                 F-5

Notes to Consolidated Financial Statements                               F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                /s/ HARVEY WEINGARD, C.P.A

Boca Raton, Florida
September 30, 2002

                                  THE FURIA ORGANIZATION, INC.
                                          BALANCE SHEET
                                          AS OF JUNE 30

                                                                 1999                         1998
                                                              -------------              -------------
                             ASSETS
Current Assets                                                $          --              $          --
                                                              -------------              -------------
      TOTAL ASSETS                                            $          --              $          --
                                                              -------------              -------------

         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)


Current Liabilities
  Note Payable                                                $      33,315              $      33,315
  Accrued Interest                                                    2,753                         88
  Accounts Payable and Other Accrued Liabilities                         --                         --
                                                              -------------              -------------

      TOTAL LIABILITIES                                       $      36,068              $      33,403
                                                              -------------              -------------
Stockholders' (Deficiency)
 Preferred Stock - $0.0001 par value, 50,000,000
   authorized, issued and outstanding -0-                                --                         --
 Common Stock - $0.0001 par value, 200,000,000
   shares authorized, 25,214,209 issued and
   outstanding at June 30, 1999 and 1998                              2,521                      2,521
 Additional Paid-In Capital                                       6,384,936                  6,384,936
 Donated Capital                                                     14,972                     14,972
 Accumulated Deficit                                             (6,438,497)                (6,435,832)

      TOTAL STOCKHOLDERS' (DEFICIENCY)                        $     (36,068)             $     (33,403)
                                                              -------------              -------------

TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)               $          --              $          --
                                                              =============              =============


                         See accompanying notes to financial statements

                                              F-2

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                           1999                      1998
                                                       ------------               -----------
 REVENUES                                              $         --               $        --
                                                       ------------               -----------

     TOTAL REVENUE                                     $         --               $        --
                                                       ------------               -----------


EXPENSES
  General, administrative And Interest Expenses        $      2,665               $    22,668

NET LOSS                                               $     (2,665)              $   (22,668)

Loss Per Common Share                                  $    (0.0001)              $   (0.0015)

Weighted Average Number of Common
  Shares Outstanding                                     25,214,209                25,214,209




                          See accompanying notes to financial statements

                                                F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             FOR YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                Additional
                                   Preferred  Preferred    Common       Common    Paid-in    Donated   Accumulated
                                    Shares      Stock      Shares        Stock    Capital    Capital     Deficit       Total
                                  ----------  ---------  ----------    -------- ----------   --------  -----------    --------
 Balance at June 30, 1998            -0-         -0-     25,214,209    $ 2,521  $6,384,936   $14,972   $(6,435,832)   $(33,403)

 Net Loss                                                                                                   (2,665)     (2,665)

 Common Stock Issuance

 Balance at June 30, 1999            -0-         -0-     25,214,209    $ 2,521  $6,384,936   $14,972   $(6,438,497)   $(36,068)
                                  ----------  ---------  ----------    -------- ----------   --------  -----------    --------


                                            See accompanying notes to financial statements

                                                                F-4

                                  THE FURIA ORGANIZATION, INC.
                                     STATEMENT OF CASH FLOWS
                                   FOR THE YEAR ENDED JUNE 30

                                                                    1999                      1998
                                                                --------------           --------------
Cash Flows from Operating Activities:
  Net Loss                                                      $       (2,665)          $      (22,668)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities                                                                   (10,735)
        Increase in Notes Payable                                                                33,315
        Accrued Interest                                                 2,665                       88
                                                                --------------           --------------

      Total Adjustments                                         $        2,665           $       22,668
                                                                --------------           --------------

  Net Cash Provided (Used) by Operating Activities                          --                       --

  Cash Flows From Investing Activities                                      --                       --

  Cash Flows From Financing Activities                                      --                       --


Net Increase (Decrease) in Cash                                             --                       --

Cash at Beginning of Year                                                   --                       --
                                                                --------------           --------------
Cash at End of Year                                             $           --           $           --
                                                                ==============           ==============


                          See accompanying notes to financial statement

                                                F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 and 1998


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

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities.

NOTE 4 - RECAPITALIZATION AND RECLASSIFICATION

         (a) Change of Authorized Shares and Par Value

         On February 20, 1998 the Company's shareholders passed a resolution to
(i) increase the Company's authorized Common Stock to 200,000,000 from 15,000,000, and the authorized Preferred Stock to 50,000,000 from 5,000,000, and
(ii) change the par value of both the Company's Common Stock and Preferred Stock to $0.0001 from $0.01 per share. The Certificate of Amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on February 23, 1998. All amounts and per share data in this report have been restated to reflect the change in authorized shares and par value. 5.

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