Form 10QSB
period 1999-09-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 1999

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ________________ to ________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         95-3931129
---------------------------------                        -------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                       33496
------------------------------------------                  ------------
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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
           September 30, 1999 (unaudited) and June 30, 1999                3

         Statements of Operations -
           Three months ended September 30, 1999 and 1998 (unaudited)      4

         Statements of Changes in Stockholders' Equity
           for the period ended September 30, 1999 (unaudited)             5

         Statements of Cash Flows -
           Three months ended September 30, 1999 and 1998 (unaudited)      6

         Notes to Financial Statements                                     7

                                    THE FURIA ORGANIZATION, INC.



                                                  September 30, 1999          June 30, 1999
                                                  ------------------          -------------
Current Assets                                      $          --              $          --
                                                    -------------              -------------

      TOTAL ASSETS                                  $          --              $          --
                                                    -------------              -------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                   $      33,315              $      33,315
    Accrued Interest                                        3,419                      2,753
    Accounts Payable and other Accrued Liabilities             --                         --
                                                    -------------              -------------

      TOTAL LIABILITIES                             $      36,734              $      36,068
                                                    -------------              -------------
Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 25,214,209
    shares issued and outstanding) as at
    September 30, 1999 and June 30, 1999            $       2,521              $       2,521
  Additional Paid-In Capital                            6,384,936                  6,384,936
  Donated Capital                                          14,972                     14,972
  Accumulated Deficit                               $  (6,439,163)             $  (6,438,497)
                                                    -------------              -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)               $     (36,734)             $     (36,068)
                                                    =============              =============

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                $          --              $          --
                                                    =============              =============


                               See Notes to Financial Statements

                                              3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended September 30
                                                               ----------------------------------------
                                                                    1999                      1998
                                                               -------------              -------------
Revenue                                                        $          --              $          --
                                                               -------------              -------------

      TOTAL REVENUE                                            $          --              $          --
                                                               -------------              -------------

General and administrative expenses                            $         666              $         666
                                                               -------------              -------------

NET LOSS                                                       $         666              $         666
                                                               =============              =============

Basic loss per common share                                    $       (0.00)             $       (0.00)

Weighted-average number of
  common shares outstanding                                       25,214,209                 25,214,209




                                      See Notes to Financial Statements

                                                      4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Additional
                                 Preferred Preferred  Common       Common    Paid-in      Donated   Accumulated   Stockholders'
                                  Shares    Stock      Shares      Stock     Capital      Capital     Deficit        Equity
                                 -------   ------     -------      -----     -------      -------   ---------     ---------
Balance at June 30, 1999           -0-       -0-     25,214,209    $ 2,521  $6,384,936    $14,972   $(6,438,497)   $(36,068)

Net Loss                                                                                                  (666)       (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

 Balance at September 30, 1999     -0-       -0-     25,214,209    $ 2,521  $6,384,936    $14,972   $(6,439,163)   $(36,734)
                                 -------   -------   ----------    -------  ----------    -------   -----------    --------


                                                    See Notes to Financial Statements

                                                                    5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended September 30,
                                                              ----------------------------------------
                                                                 1999                        1998
                                                              ------------                ------------
Cash Flows from Operating Activities:
   Net Loss                                                   $       (666)               $       (666)
     Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
     Increase (Decrease) in Accounts Payable and
       Accrued Liabilities                                                                           -
         Accrued Interest                                              666                         666
                                                              ------------                ------------

   Total Adjustments                                                   666                         666
                                                              ------------                ------------
   Net Cash Provided (Used) by Operating Activities                     --                          --
                                                              ------------                ------------
Cash Flows From Investing Activities                                    --                          --
                                                              ------------                ------------

Cash Flows From Financing Activities                                    --                          --

Net Increase (Decrease) in Cash                                         --                          --

Cash at Beginning Of Year                                               --                          --
                                                              ------------                ------------
Cash at End of Year                                           $         --                $         --
                                                              ============                ============


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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 1999 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

Results of Operations

         The Company had no revenue during the first quarter of fiscal 1999 or during the first quarter of fiscal 2000. In fact the Company has not realized any revenues since 1994.

         The primary expenses incurred in connection with the Company's activities include travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. These expenses had, formerly, been paid or assumed by Waylon Mcmullen, former President and still a Director of the Company. At present these expenses are being paid or assumed by RN Capital Partners, a company under the control of Martin Cohen and a principal shareholder of the The Furia Organization, Inc.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had revenue from operations during 1994 and it does not have other significant assets. If the Company's president, through RN Capital Partners, Inc does not continue paid and/or assume the payment for operational expenses of the Company the Company's operations will terminate.

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

September 30, 2002


                                              /s/ Martin Cohen
                                              ---------------------------------
                                              Martin Cohen, President