Form 10QSB
period 1999-12-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  December 31, 1999

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


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          PART I FINANCIAL INFORMATION

                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
           December 31, 1999 (unaudited) and June 30, 1999                3


         Statements of Operations -
           Three months ended December 31, 1999 and 1998 (unaudited)      4

         Statements of Changes in Stockholders' Equity
           for the period ended December 31, 1999 (unaudited)             5

         Statements of Cash Flows -
           Three months ended December 31, 1999 and 1998 (unaudited)      6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                  December 31, 1999          June 30, 1999
                                                  -----------------          -------------
Current Assets                                      $           --            $          --
                                                    --------------            -------------

         TOTAL ASSETS                               $           --            $          --
                                                    --------------            -------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                   $       33,315            $      33,315
    Accrued Interest                                         4,085                    2,753
    Accounts Payable and other Accrued Liabilities              --                       --
                                                    --------------            -------------

         TOTAL LIABILITIES                          $       37,400            $      36,068
                                                    --------------            -------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 25,214,209
    shares issued and outstanding) as at
    December 31, 1999 and June 30, 1999             $        2,521            $       2,521
  Additional Paid-In Capital                             6,384,936                6,384,936
  Donated Capital                                           14,972                   14,972
  Accumulated Deficit                               $   (6,439,829)           $  (6,438,497)
                                                    --------------            -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)               $      (37,400)           $     (36,068)
                                                    ==============            =============
      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                $           --            $          --
                                                    ==============            =============

                              See Notes to Financial Statements

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                              Three Months Ended December 31
                                                        ------------------------------------------
                                                             1999                        1998
                                                        ---------------            ---------------
Revenue                                                 $            --            $            --
                                                        ---------------            ---------------

    TOTAL REVENUE                                       $            --            $            --
                                                        ---------------            ---------------

General and administrative expenses                     $           666            $           666
                                                        ---------------            ---------------


NET LOSS                                                $           666            $           666
                                                        ===============            ===============

Basic loss per common share                             $         (0.00)           $         (0.00)

Weighted-average number of
  common shares outstanding                                  25,214,209                 25,214,209



                                  See Notes to Financial Statements

                                          THE FURIA ORGANIZATION, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                               Additional
                                  Preferred Preferred    Common       Common    Paid-in     Donated   Accumulated    Stockholders'
                                    Shares    Stock      Shares       Stock     Capital     Capital     Deficit         Equity
                                  --------- ---------  ----------    -------   ----------  --------  ------------    -------------
Balance at September 30, 1999       -0-      -0-       25,214,209    $ 2,521   $6,384,936  $14,972   $(6,439,163)    $(36,734)

Net Loss                                                                                                    (666)        (666)

Common Stock  Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at December 31, 1999        -0-      -0-       25,214,209    $ 2,521   $6,384,936  $14,972   $(6,439,829)    $(37,400)
                                  -------  --------    ----------    -------   ----------  -------   -----------     --------


                                                See Notes to Financial Statements

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                Three Months Ended December 31,
                                                            ----------------------------------------
                                                                1999                        1998
                                                            ------------                ------------
Cash Flows from Operating  Activities:
   Net Loss                                                 $       (666)               $       (666)
     Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Accrued Interest                       666                         666
                                                            ------------                ------------

      Total Adjustments                                              666                         666
                                                            ------------                ------------
   Net Cash Provided (Used) by Operating Activities                   --                          --
                                                            ------------                ------------
Cash Flows From Investing Activities                                  --                          --
                                                            ------------                ------------

Cash Flows From Financing Activities                                  --                          --

Net Increase (Decrease) in Cash                                       --                          --

Cash at Beginning Of Year                                             --                          --
                                                            ------------                ------------
Cash at End of Year                                         $         --                $         --
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

Results of Operations

         The Company had no revenue during the second quarter of 1999 or during the second quarter of 1998. In fact the Company has not realized any revenues since 1994.

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

         Although the Company had net operating loss carry-forwards at December 31, 1999 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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