Form 10QSB
period 2000-03-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  March 31, 2000

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _________________ to ___________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
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

                                 (561) 241-4713
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
           March 31, 2000 (unaudited) and June 30, 1999                   3


         Statements of Operations -
           Three months ended March 31, 2000 and 1999 (unaudited)         4

         Statements of Changes in Stockholders' Equity
           for the period ended March 31, 2000 (unaudited)                5

         Statements of Cash Flows -
           Three months ended March 31, 2000 and 1999 (unaudited)         6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET

                                                   March 31, 2000           June 30, 1999
                                                   --------------           -------------
Current Assets                                     $           --           $           --
                                                   --------------           --------------

         TOTAL ASSETS                              $           --           $           --
                                                   --------------           --------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable                                  $       33,315           $       33,315
    Accrued Interest                                        4,751                    2,753
    Accounts Payable and other Accrued Liabilities             --                       --
                                                   --------------           --------------

         TOTAL LIABILITIES                         $       38,066           $       36,068

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 25,214,209
    shares issued and outstanding) as at
    March 31, 2000 and June 30, 1999               $        2,521           $        2,521
  Additional Paid-In Capital                            6,384,936                6,384,936
  Donated Capital                                          14,972                   14,972
  Accumulated Deficit                              $   (6,440,495)          $   (6,438,497)
                                                   --------------           --------------
      TOTAL STOCKHOLDERS (DEFICIENCY)              $      (38,066)          $      (36,068)
                                                   ==============           ==============

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                               $           --           $           --
                                                   ==============           ==============

                             See Notes to Financial Statements

                                             3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended March 31
                                                  ---------------------------------------
                                                        2000                     1999
                                                  --------------           --------------
Revenue                                           $           --           $           --
                                                  --------------           --------------

    TOTAL REVENUE                                 $           --           $           --
                                                  --------------           --------------

General and administrative expenses               $          666           $          666
                                                  --------------           --------------


NET LOSS                                          $          666           $          666
                                                  ==============           ==============

Basic loss per common share                       $        (0.00)          $        (0.00)

Weighted-average number of
  common shares outstanding                           25,214,209               25,214,209




                        See Notes to Financial Statements

                                        4

                                              THE FURIA ORGANIZATION, INC.
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                             Additional
                                 Preferred Preferred   Common       Common    Paid-in     Donated   Accumulated    Stockholders'
                                  Shares    Stock      Shares       Stock     Capital     Capital     Deficit        Equity
                                 --------- --------- ----------    -------   ----------  --------  ------------    -------------
Balance at December 31, 1999        -0-      -0-     25,214,209    $ 2,521   $6,384,936   $14,972   $(6,439,829)      $(37,400)

Net Loss                                                                                                   (666)          (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at March 31, 2000           -0-      -0-     25,214,209    $ 2,521   $6,384,936   $14,972   $(6,440,495)      $(38,066)
                                 --------  --------  ----------    -------   ----------   -------   -----------       --------


                                              See Notes to Financial Statements

                                                             5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                            --------------------------------------------
                                                                 2000                          1999
                                                            --------------                --------------
Cash Flows from Operating Activities:
   Net Loss                                                 $         (666)               $         (666)
     Adjustments to Reconcile Net Loss to Net Cash
       Provided (Used) by  Operating Activities:
         Increase (Decrease) in Accounts Payable and
           Accrued Liabilities Accrued Interest                        666                           666
                                                            --------------                --------------

      Total Adjustments                                                666                           666
                                                            --------------                --------------
   Net Cash Provided (Used) by Operating Activities                     --                            --
                                                            --------------                --------------
Cash Flows From Investing Activities                                    --                            --
                                                            --------------                --------------

Cash Flows From Financing Activities                                    --                            --

Net Increase (Decrease) in Cash                                         --                            --

Cash at Beginning Of Year                                               --                            --
                                                            --------------                --------------
Cash at End of Year                                         $           --                $           --
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

NOTE 3 - RESCISSION OF MARCH 6, 1998 AGREEMENT

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

         ATC was, in fact, never activated nor operational. Moreover, requisite capital was never raised in order to make ATC viable nor was ATC ever able to make the acquisitions it represented were available when it was acquired by the Company. Additionally shares to be delivered pursuant to the provisions of the Stock Purchase Agreement were never delivered by either the Company or the shareholders of ATC. Accordingly, on January 11, 2000, the Stock Purchase Agreement, pursuant to written agreement, was rescinded, nun pro tunc. and the parties placed back into the position as if said Stock Purchase Agreement had never been entered into. Paul Stevens resigned as a Director and Mr. McMullen resumed his status as the sole Director

NOTE 4 - SUBSEQUENT EVENTS

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

         Although the Company had net operating loss carry-forwards at March 31, 2000 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

September 30, 2002


                                                       /s/ Martin Cohen
                                                       -------------------------
                                                       Martin Cohen, President