Form 10KSB
period 2000-06-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        95-3931129
-------------------------------                        -------------------
 (State or other Jurisdiction                             (IRS Employer
incorporation or organization)                         Identification No.)


5030 Champion Blvd. G6#237, Boca Raton, Florida              33496
-----------------------------------------------           -----------
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

Registrant's revenues for the year ended June 30, 2000:  $0.00

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred assigned an disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994

         On March 6, 1998, the Company consummated a Stock Purchase Agreement under the terms of which, amongst other things, the Company was to exchange an aggregate of 75,000,000 shares of its Common Stock for all the issued and outstanding capital shares of Americom Telecommunications Corporation ("ATC"). In connection with the consummation of the Stock Purchase Agreement, the then sole Director of the Company, Waylon McMullen agreed to appoint Messrs. Paul Stevens, James A. Stevens, Dr. Richard A. Feller, Ph.D, Filiberto Fernandez, Michael Nunez-Ledo and Jorge T. Buces as members of the Board of Directors, in each case to be effective ten days after delivery of written notice thereof to the shareholders of the Company in accordance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended. Mr. McMullen further agreed to resign as a Director of the Company but remain as President thereof, until his successor could be appointed. After notice was duly given to shareholders as set forth above, Mr. Paul Stevens accepted his appointment as a Director of the Company, but Messrs. James A. Stevens, Dr. Feller, Fernandez, Nunez-Ledo and Buces did not accept such appointments and never acted as Directors of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 2000.

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

         As of June 30, 2000, there were 639 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

         The Company had no operations nor revenues 1994. The expenses of the Company, for the fiscal year ended June 30, 2000 and through December 2000, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fee, were paid Waylon McMullen, former President and, presently, a Director of the Company On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to accounting fees, taxes, and printing of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its common stock.

Subsequent Events

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve.

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capitals Partners. To date, RN Capital Partners has been satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc.

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

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-7.

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
                                                            Director

         On May 10, 2001, Mr. Martin Cohen was appointed President and elected a Director of the Company to serve until his successor is elected and agrees to serve. For the past Two (2) years, Mr. Cohen has been President of RN Capital Partners, Inc.("RN") a, privately held, financial consulting company, directly and indirectly, providing capital to individuals and publicly-held companies. For the three (3) years prior thereto Mr. Cohen was President of Capital Associates, a company engaged in a like business to that of RN Capitals Partners.

         Mr. McMullen is a practicing attorney and has been President of Waylon
E. McMullen, P.C. a law firm, from 1991 until the present. Prior to that Mr. McMullen was President of Akin & McMullen, P.C., a law firm, or its successors from 1971.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 2000.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had no operations nor revenues since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc. a Company then under the control of Waylon McMullen, the Company's then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, the Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the principal amount of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003.

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

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc, a Company under the control of Martin Cohen, President and Director of The Furia Organization, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capitals Partners. To date, RN Capital Partners has been satisfying the obligations of the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Financial Statements filed as part of this Report:

                                                                          Page
                                                                       Reference
                                                                       ---------
                  Report of Independent Auditors on Financial
                    Statements of The Furia Organization, Inc.            F-1

                  Balance Sheet as of June 30, 2000 and 1999              F-2

                  Statements of Operations for the year ended
                    June 30, 2000 and 1999                                F-3

                  Statement of Stockholders' Deficiency for the year
                    ended June 30, 2000, and 1999                         F-4

                  Statement of Cash Flows for the year ended
                    June 30, 2000 and 1999                                F-5

                  Notes to Financial Statements of The Furia
                    Organization, Inc. for the year ended
                    June 30, 2000 and 1999                              F-6-F-7

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

                Exhibit                       Description
                -------                       -----------

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

                  3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement)

                  4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of the Company's Registration Statement)

                  10.1 Promissory Note dated June 18, 1998 issued by the Registrant to Southcal Investments, Inc. is the principal sum of $33,315 with Interest at 8% per annum. (Incorporated by reference to Exhibit 10.1 of Form 10-KSB for year ended June 30, 1998)

                  16.1 Letter dated August 14, 2002 from Weinberg & Company addressed to Registrant regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K/A dated August 14, 2002)

                  16.2 Letter dated August 16, 2002 from Weinberg & Company P.A. to the Securities 7 Exchange Commission regarding change in certifying accountant (Incorporated by reference to Exhibit 16.2 of Form 8-K/A dated August 14, 2002)

                  17 Letter dated January 11, 2000 from Paul Stevens resigning as an officer and director of the Registrant ( Incorporated by reference to Exhibit 17 of Registrant's Form 8-K dated January 11, 2000)


         D.       Reports on Form 8-K

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

September 30, 2002


                                                    /s/ Martin Cohen
                                                  -----------------------------
                                                   Martin Cohen, President

                          Index to Financial Statements


                 Description                                            Page
                 -----------                                            ----

         Report of Independent Certified Public
           Accountants (Harvey Weingard C.P.A.)                          F-1

         Balance Sheets at June 30, 2000 and 1999                        F-2

         Statements of Operations for
           the years ended June 30, 2000 and 1999                        F-3

         Statement of Stockholders Deficiency
           For the years ended June 30, 2000 and 1999                    F-4

         Statements of cash flows for
           the years ended June 30, 2000 and 1999                        F-5

         Notes to Consolidated Financial Statements                      F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                /s/ HARVEY WEINGARD, C.P.A

Boca Raton, Florida
September 30, 2002

                          THE FURIA ORGANIZATION, INC.
                           BALANCE SHEET AS OF JUNE 30

                                                               2000                      1999
                                                           --------------           --------------
                             ASSETS
Current Assets                                             $           --           $           --
                                                           --------------           --------------

      TOTAL ASSETS                                         $           --           $           --
                                                           --------------           --------------

         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities
  Note Payable                                             $       33,315           $      33,315
  Accrued Interest                                                  5,418                   2,753
  Accounts Payable and Other Accrued Liabilities                       --                      --
                                                           --------------           --------------

      TOTAL LIABILITIES                                    $       38,733           $       36,068
                                                           --------------           --------------

Stockholders' (Deficiency)
  Preferred Stock - $0.0001 par value,
    50,000,000 authorized, issued and
    outstanding -0-                                                    --                       --
  Common Stock - $0.0001 par
    value, 200,000,000 shares
    authorized, 25,214,209
    issued and outstanding at
    June 30, 2000 and 1999                                          2,521                    2,521
  Additional Paid-In Capital                                    6,384,936                6,384,936
  Donated Capital                                                  14,972                   14,972
  Accumulated Deficit                                          (6,441,162)              (6,438,497)
                                                           --------------           --------------
      TOTAL STOCKHOLDERS' (DEFICIENCY)                     $      (38,733)          $      (36,068)
                                                           ==============           ==============

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)     $           --           $           --
                                                           ==============           ==============


                           See accompanying notes to financial statements

                                                   F-2

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF OPERATIONS



                                                           FOR THE YEARS ENDED JUNE 30,
                                                  -------------------------------------------
                                                        2000                       1999
                                                  ---------------             ---------------
REVENUES                                          $            --             $            --
                                                  ---------------             ---------------

      TOTAL REVENUE                               $            --             $            --
                                                  ---------------             ---------------


EXPENSES
  General, administrative
    And Interest Expenses                         $         2,665             $         2,665
                                                  ---------------             ---------------

NET LOSS                                          $        (2,665)            $        (2,665)

Loss Per Common Share                             $       (0.0001)            $       (0.0001)

Weighted Average Number of
  Common Shares Outstanding                            25,214,209                  25,214,209




                    See accompanying notes to financial statements

                                      F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             FOR YEARS ENDED JUNE 30, 2000 AND 1999


                                                                                   Additional
                                       Preferred  Preferred  Common       Common    Paid-in      Donated   Accumulated
                                        Shares     Stock      Shares      Stock     Capital      Capital     Deficit      Total
                                       -------    ------     -------      -----     -------      -------   ---------      -----
Balance at June 30, 1999                 -0-        -0-     25,214,209    $ 2,521  $6,384,936    $14,972   $(6,438,497)  $(36,068)

Net Loss                                                                                                        (2,665)    (2,665)

Common Stock Issuance

Balance at June 30, 2000                 -0-        -0-     25,214,209    $ 2,521  $6,384,936    $14,972   $(6,441,162)  $(38,733)
                                       ------    --------   ----------    -------  ----------    -------   -----------   --------


                                           See accompanying notes to financial statements

                                                               F-4

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF CASH FLOWS


                                                                         FOR THE YEAR ENDED JUNE 30
                                                                -------------------------------------------
                                                                     2000                         1999
                                                                ---------------             ---------------
Cash Flows from Operating Activities:
  Net Loss                                                      $        (2,665)            $        (2,665)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
       Increase (Decrease) in Accounts Payable and
         Accrued Liabilities Increase in Notes Payable
         Accrued Interest                                                 2,665                       2,665
                                                                ---------------             ---------------

      Total Adjustments                                         $         2,665             $         2,665
                                                                ---------------             ---------------

   Net Cash Provided (Used) by Operating Activities                          --                          --

   Cash Flows From Investing Activities                                      --                          --

   Cash Flows From Financing Activities                                      --                          --
                                                                ---------------             ---------------
Net Increase (Decrease) in Cash                                              --                          --

Cash at Beginning of Year                                                    --                           --
                                                                ---------------             ---------------
Cash at End of Year                                             $            --             $            --
                                                                ===============             ===============


                             See accompanying notes to financial statements

                                                  F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED JUNE 30, 2000 and 1999


NOTE 1 - GOING CONCERN

         The Furia Organization, Inc., (the "Company") has been inactive for the past five years and was seeking candidate for a merger or business combination. (See Subsequent Events) The accompanying statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities.

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