Form 10QSB
period 2000-09-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 2000

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _____________ to _______________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-3931129
--------------------------------                            ------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                          33496
------------------------------------------                      -----------
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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
           September 30, 2000 (unaudited) and June 30, 2000               3

         Statements of Operations -
           Three months ended September 30, 2000 and 1999 (unaudited)     4

         Statements of Changes in Stockholders' Equity
           for the period ended September 30, 2000 (unaudited)            5

         Statements of Cash Flows -
           Three months ended September 30, 2000 and 1999 (unaudited)     6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                      September 30, 2000            June 30, 2000
                                                      ------------------            -------------
Current Assets                                           $          --               $          --
                                                         -------------               -------------

      TOTAL ASSETS                                       $          --               $          --
                                                         -------------               -------------


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                          $      33,315               $      33,315
  Accrued Interest                                               6,084                       5,418
  Accounts Payable and other Accrued Liabilities                    --                          --
                                                         -------------               -------------

      TOTAL LIABILITIES                                  $      39,399               $      38,733
                                                         -------------               -------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares outstanding)
  Common stock (200,000,000 shares authorized,
    $.0001 par, 25,214,209 shares issued and outstanding)
    as at September 30, 2000 and June 30, 2000           $       2,521               $       2,521
  Additional Paid-In Capital                                 6,384,936                   6,384,936
  Donated Capital                                               14,972                      14,972
  Accumulated Deficit                                    $  (6,441,828)              $  (6,441,162)
                                                         -------------               -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)                    $     (39,399)              $     (38,733)
                                                         =============               =============

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                     $          --               $          --
                                                         =============               =============



                               See Notes to Financial Statements

                                             3

                              THE FURIA ORGANIZATION, INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                           Three Months Ended September 30
                                                       ---------------------------------------
                                                            2000                    1999
                                                       --------------         ----------------
Revenue                                                $           --         $             --
                                                       --------------         ----------------

      TOTAL REVENUE                                    $           --         $             --
                                                       --------------         ----------------

General and administrative expenses                    $          666         $            666
                                                       --------------         ----------------


NET LOSS                                               $          666         $            666
                                                       ==============         ================

Basic loss per common share                            $        (0.00)        $          (0.00)

Weighted-average number of
  common shares outstanding                                25,214,209               25,214,209



                                See Notes to Financial Statements

                                                4

                                          THE FURIA ORGANIZATION, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Additional
                                 Preferred Preferred  Common       Common     Paid-in     Donated   Accumulated    Stockholders'
                                  Shares    Stock      Shares      Stock      Capital     Capital     Deficit         Equity
                                 -------   ------     -------      -----      -------     -------   ---------      ---------
Balance at June 30, 2000           -0-      -0-     25,214,209    $ 2,521   $6,384,936   $14,972   $(6,441,162)    $(38,733)

Net Loss                                                                                                  (666)        (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at September 30, 2000      -0-      -0-     25,214,209    $ 2,521   $6,384,936   $14,972   $(6,441,828)    $(39,399)
                                 -------  -------   ----------    -------   ----------   -------   -----------     --------


                                            See Notes to Financial Statements

                                                           5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                               Three Months Ended September 30,
                                                            ----------------------------------------
                                                                  2000                       1999
                                                            -------------              -------------
Cash Flows from Operating Activities:
  Net Loss                                                  $        (666)             $        (666)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Accrued Interest                        666                        666
                                                            -------------              -------------

      Total Adjustments                                               666                        666
                                                            -------------              -------------
  Net Cash Provided (Used) by Operating Activities                     --                         --
                                                            -------------              -------------
Cash Flows From Investing Activities                                   --                         --
                                                            -------------              -------------

Cash Flows From Financing Activities                                   --                         --

Net Increase (Decrease) in Cash                                        --                         --

Cash at Beginning Of Year                                              --                         --
                                                            -------------              -------------
Cash at End of Year                                         $          --              $          --
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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had revenue from operations during 1994 and it does not have other significant assets. If the Company's president, through RN Capital Partners, Inc. does not continue paid and/or assume the payment for operational expenses of the Company, the Company's operations will terminate.

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

September 30, 2002


                                                /s/ Martin Cohen
                                                ------------------------------
                                                Martin Cohen, President