Form 10QSB
period 2000-12-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  December 31, 2000

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ________________ to ___________________

                         Commission File Number: 0-13910

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


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
           December 31, 2000 (unaudited) and June 30, 2000                 3

         Statements of Operations -
           Three months ended December 31, 2000 and 1999 (unaudited)       4

         Statements of Changes in Stockholders' Equity
           for the period ended December 31, 2000 (unaudited)              5

         Statements of Cash Flows -
           Three months ended December 31, 2000 and 1999 (unaudited)       6

         Notes to Financial Statements                                     7

                          THE FURIA ORGANIZATION, INC.



                                                      December 31, 2000        June 30, 2000
                                                      -----------------        -------------
Current Assets                                         $           --          $           --
                                                       --------------          --------------

      TOTAL ASSETS                                     $           --          $           --
                                                       --------------          --------------


           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                        $       33,315          $       33,315
  Accrued Interest                                              6,750                   5,418
  Accounts Payable and other Accrued Liabilities                   --                      --
                                                       --------------          --------------

      TOTAL LIABILITIES                                $       40,065          $       38,733

                                                       --------------          --------------
Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 41,714,209
    and 25,214,209 shares issued and outstanding)
    as at December 31, 2000 and June 30, 2000          $        4,171          $        2,521
  Additional Paid-In Capital                                6,383,286               6,384,936
  Donated Capital                                              14,972                  14,972
  Accumulated Deficit                                  $   (6,442,494)         $   (6,441,162)
                                                       --------------          --------------
      TOTAL STOCKHOLDERS (DEFICIENCY)                  $      (40,065)         $      (38,733)
                                                       ==============          ==============

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                   $           --          $           --
                                                       ==============          ==============

                             See Notes to Financial Statements

                                            3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended December 31
                                                   ----------------------------------------
                                                         2000                     1999
                                                   ---------------          ---------------
Revenue                                            $            --          $            --
                                                   ---------------          ---------------

      TOTAL REVENUE                                $            --          $            --
                                                   ---------------          ---------------

General and administrative expenses                $           666          $           666
                                                   ---------------          ---------------


NET LOSS                                           $           666          $           666
                                                   ===============          ===============

Basic loss per common share                        $         (0.00)         $         (0.00)

Weighted-average number of
  common shares outstanding                             25,901,709               25,214,209



                              See Notes to Financial Statements

                                              4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Additional
                                   Preferred Preferred  Common       Common     Paid-in     Donated   Accumulated    Stockholders'
                                    Shares    Stock      Shares      Stock      Capital     Capital     Deficit         Equity
                                   -------   ------     -------      -----      -------     -------   ---------      ---------
Balance at September 30, 2000         -0-      -0-     25,214,209    $ 2,521   $6,384,936   $14,972   $(6,441,828)    $(39,399)

Net Loss                                                                                                     (666)        (666)

Common Stock  Issuance                                 16,500,000      1,650

Preferred Stock Conversion

Reduction in Paid-in  Capital                                                      (1,650)

Balance at December 31, 2000          -0-      -0-     41,714,209    $ 4,171   $6,383,286   $14,972   $(6,442,494)    $(40,065)
                                   --------  --------  ----------    -------   ----------   -------   -----------     --------


                                              See Notes to Financial Statements

                                                             5

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                               Three Months Ended December 31,
                                                             ------------------------------------
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

         b. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company's fiscal year ends June 30.

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

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating cost and to allow it to continue as a going concern. It is the intent of the Company to seek after a merger with an existing operating company.

NOTE 3 - COMMON AND PREFERRED SHARES

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc.in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued,(including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN Capital Partners. Mr. Cohen is the President and Chief Operating Officer of RN Capital Partners, Inc.

         On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen, the former President of the Company and now a Director of the Company, had or may have against the Company for (1) money expended on behalf of the Company ( including but not limited to Accounting Fees, Franchise Taxes, acquisition of stock certificates); and (2) legal services rendered as attorney for the Company, The Board of Directors authorized the issuance of 3,000,000 shares of its Common Stock to Mr. McMullen.

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

         Although the Company had net operating loss carry-forwards at December 31, 2000 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

September 30, 2002


                                         /s/ Martin Cohen
                                         -----------------------------------
                                         Martin Cohen, President