Form 10QSB
period 2001-03-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  March 31, 2001

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ____________________ to _______________________

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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
           March 31, 2001 (unaudited) and June 30, 2000                   3

         Statements of Operations -
           Three months ended March 31, 2001 and 2000 (unaudited)         4

         Statements of Changes in Stockholders' Equity
           for the period ended March 31, 2001 (unaudited)                5

         Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000 (unaudited)         6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                     March 31, 2001          June 30, 2000
                                                     --------------          -------------
Current Assets                                       $           --          $           --
                                                     --------------          --------------


      TOTAL ASSETS                                   $           --          $           --
                                                     --------------          --------------


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                      $       33,315          $       33,315
  Accrued Interest                                            7,416                   5,418
  Accounts Payable and other Accrued Liabilities                 --                      --
                                                     --------------          --------------

      TOTAL LIABILITIES                              $       40,731          $       38,733
                                                     --------------          --------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares outstanding)
    Common stock (200,000,000 shares authorized,
    $.0001 par, 41,714,209 and 25,214,209 shares
    issued and outstanding) as at March 31, 2001
    and June 30, 2000                                $        4,171          $        2,521
  Additional Paid-In Capital                              6,383,286               6,384,936
  Donated Capital                                            14,972                  14,972
  Accumulated Deficit                                $   (6,443,160)         $   (6,441,162)
                                                     --------------          --------------
      TOTAL STOCKHOLDERS (DEFICIENCY)                $      (40,731)         $      (38,733)
                                                     ==============          ==============

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                 $           --          $           --
                                                     ==============          ==============

                             See Notes to Financial Statements

                                             3

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                            Three Months Ended March 31
                                                     ----------------------------------------
                                                          2001                      2000
                                                     --------------            --------------
Revenue                                              $           --            $           --
                                                     --------------            --------------

      TOTAL REVENUE                                  $           --            $           --
                                                     --------------            --------------

General and administrative expenses                  $          666            $          666
                                                     --------------            --------------

NET LOSS                                             $          666            $          666
                                                     ==============            ==============

Basic loss per common share                          $        (0.00)           $        (0.00)

Weighted-average number of
  common shares outstanding                              30,026,709                25,214,209



                               See Notes to Financial Statements

                                               4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                               Additional
                                  Preferred Preferred  Common       Common     Paid-in     Donated   Accumulated    Stockholders'
                                   Shares    Stock      Shares      Stock      Capital     Capital     Deficit         Equity
                                  -------   ------     -------      -----      -------     -------   ---------      ---------
Balance at December 31, 2000        -0-      -0-     41,714,209    $ 4,171   $6,383,286   $14,972   $(6,442,494)   $(40,065)

Net Loss                                                                                                   (666)       (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in  Capital

Balance at March 31, 2001           -0-      -0-     41,714,209    $ 4,171   $6,383,286   $14,972   $(6,443,160)   $(40,731)
                                   ------  --------  ----------    -------   ----------   -------   -----------    --------


                                                See Notes to Financial Statements

                                                                 5

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended March 31,
                                                            -------------------------------------------
                                                                  2001                       2000
                                                            ----------------           ----------------
Cash Flows from Operating Activities:
  Net Loss                                                  $           (666)          $           (666)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Accrued Interest                           666                        666
                                                            ----------------           ----------------

      Total Adjustments                                                  666                        666
                                                            ----------------           ----------------
  Net Cash Provided (Used) by Operating Activities                        --                         --
                                                            ----------------           ----------------
Cash Flows From Investing Activities                                      --                         --
                                                            ----------------           ----------------

Cash Flows From Financing Activities                                      --                         --

Net Increase (Decrease) in Cash                                           --                         --

Cash at Beginning Of Year                                                 --                         --
                                                            ----------------           ----------------
Cash at End of Year                                         $             --           $             --
                                                            ================           ================


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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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