Form 10KSB
period 2001-06-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2001

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

                                  Common Stock
                                -----------------
                                (Title of Class)

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

Registrant's revenues for the year ended June 30, 2001:  $0.00

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 2001.

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

         As of June 30, 2001, there were 641 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

         The Company had no operations nor revenues since 1994. The expenses of the Company, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's former President and current Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003. Thereafter and through December 2000 all expenses of the Company were borne by Waylon McMullen. On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to accounting fees, taxes, and printing of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its common stock.

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

Subsequent Events

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         On August 11, 2002, the Board of Directors elected to change accountants. No disagreement existed between the Company and Weinberg & Company, P.A. reference is made to the Form 8K filed by the Company with the Securities and Exchange Commission on August 14, 2002.

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

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 2001

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
-------------
(1) Based upon 41,714,709 Company common stock outstanding as of September 6, 2002.
(2) Mr. Cohen is the President and Chief Operating Officer of RN Capital Partners, Inc. The shares attributed to RN Capital Partners, Inc. are the same shares attributed to Mr. Cohen.
(3) Ms. McMullen is the president and controlling shareholder of Time for a Change, Inc. The shares attributed to Time for a Change, Inc. are the same shares attributed to Ms. McMullen.
(4) Mr. McMullen is the husband of Cheryl L. McMullen, the president and controlling shareholder of Time For a Change, Inc. Mr. McMullen disclaims any beneficial ownership of the shares held by Time For a Change, Inc.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Financial Statements filed as part of this Report:

                                                                         Page
                                                                       Reference
                                                                       ---------

                  Report of Independent Auditors on Financial
                    Statements of The Furia Organization, Inc.           F-1

                  Balance Sheet as of June 30, 2001 and 2000             F-2

                  Statements of Operations for the year ended
                    June 30, 2001 and 2000                               F-3

                  Statement of Stockholders' Deficiency for the year
                    ended June 30, 2001, and 2000                        F-4

                  Statement of Cash Flows for the year ended
                    June 30, 2001 and 2000                               F-5

                  Notes to Financial Statements of The Furia
                    Organization, Inc. for the year ended
                    June 30, 2001 and 2000                               F-6

         B.       Financial Statement Schedules:

                  None

         C..      The following Exhibits are filed as part of this Report:

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

                  3.1 Certificate of Incorporation of the Registrant (Incorporated by to Exhibit 3 (a) of the Company's Registration Statement, File No. 2-94266 LA)

                Exhibit                        Description
                -------                        -----------

                  3.2 Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 2.2 of the Company's 10KSB for the fiscal year ended June 30,
                           1997)

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

                                             THE FURIA ORGANIZATION, INC.


                                             By:   /s/  Martin Cohen
                                                 ------------------------------
                                                  Martin Cohen, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Principal Executive                  Title                       Date
   -------------------                  -----                       ----

/s/    Martin Cohen             President and Director       September 30, 2002
--------------------------
Martin Cohen


/s/  Waylon McMullen                  Director               September 30, 2002
--------------------------
Waylon McMullen

                            SECTION 302 CERTIFICATION


         I, Martin Cohen, certify that:

         1. I have reviewed this annual report on Form 10-KSB of The Furia Organization, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 30, 2002


                                                /s/ Martin Cohen
                                                ------------------------------
                                                Martin Cohen, President

                          Index to Financial Statements

                       Description                                     Page

         Report of Independent Certified Public
           Accountants (Harvey Weingard C.P.A.)                         F-1

         Balance Sheets at June 30, 2001 and 2000                       F-2

         Statements of Operations for
           the years ended June 30, 2001 and 2000                       F-3

         Statement of Stockholders Deficiency
           For the years ended June 30, 2001 and 2000                   F-4

          Statements of cash flows for
         the years ended June 30, 2001 and 2000                         F-5

         Notes to Consolidated Financial Statements                     F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 2001 and 2000, , and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                        /s/ HARVEY WEINGARD, C.P.A

Boca Raton, Florida
September 30, 2002

                          THE FURIA ORGANIZATION, INC.
                           BALANCE SHEET AS OF JUNE 30

                                                               2001                    2000
                                                          --------------         --------------
                             ASSETS
Current Assets                                            $           --         $           --
                                                          --------------         --------------

      TOTAL ASSETS                                        $           --         $           --
                                                          --------------         --------------


         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities
  Note Payable                                            $       33,315         $       33,315
  Accrued Interest                                                 8,083                  5,418
  Accounts Payable and Other Accrued Liabilities                      --                     --
                                                          --------------         --------------

      TOTAL LIABILITIES                                   $       41,398         $       38,733
                                                          --------------         --------------
Stockholders' (Deficiency)
  Preferred Stock- $0.0001 par value,
    50,000,000 authorized, issued and
    outstanding -0-                                                   --                     --
  Common Stock - $0.0001 par
    value, 200,000,000 shares
    authorized, 41,714,209 and
    25,214,209 issued and outstanding
    at June 30, 2001 and 2000                                      4,171                  2,521
  Additional Paid-In Capital                                   6,383,286              6,384,936
  Donated Capital                                                 14,972                 14,972
  Accumulated Deficit                                         (6,443,827)            (6,441,162)
                                                          --------------         --------------
      TOTAL STOCKHOLDERS' (DEFICIENCY)                    $      (41,398)        $      (38,733)
                                                          --------------         --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)     $           --         $           --
                                                          ==============         ==============


                       See accompanying notes to financial statements

                                             F-2

                                 THE FURIA ORGANIZATION, INC.
                                   STATEMENT OF OPERATIONS

                                                              FOR THE YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                              2001                   2000
                                                         --------------         --------------
REVENUES                                                 $           --         $           --
                                                         --------------         --------------

      TOTAL REVENUE                                      $           --         $           --
                                                         --------------         --------------


EXPENSES
  General, administrative And Interest Expenses          $        2,665         $        2,665
                                                         --------------         --------------

NET LOSS                                                 $       (2,665)        $       (2,665)

Loss Per Common Share                                    $      (0.0001)        $      (0.0001)

Weighted Average Number of
  Common Shares Outstanding                                  34,151,709             25,214,209



                          See accompanying notes to financial statements

                                                 F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             FOR YEARS ENDED JUNE 30, 2001 AND 2000


                                                                              Additional
                               Preferred  Preferred    Common      Common      Paid-in       Donated    Accumulated
                                Shares      Stock      Shares       Stock      Capital       Capital      Deficit         Total
                               ---------  ---------  ----------    --------   -----------   --------    -----------    -----------
Balance at June 30, 2000         -0-         -0-     25,214,209     $ 2,521    $6,384,936    $14,972    $(6,441,162)     $(38,733)

Net Loss                                                                                                     (2,665)       (2,665)

Common Stock Issuance                                16,500,000       1,650                   (1,650)

Balance at June 30, 2001         -0-         -0-     41,714,209     $ 4,171    $6,383,286    $14,972    $(6,443,827)    $ (41,398)
                               -------     --------  ----------     -------    ----------    -------    -----------     ---------



                                        See accompanying notes to financial statements

                                                             F-4

                                  THE FURIA ORGANIZATION, INC.
                                     STATEMENT OF CASH FLOWS
                                   FOR THE YEAR ENDED JUNE 30

                                                                2001                    2000
                                                            -------------          -------------
Cash Flows from Operating Activities:
  Net Loss                                                  $      (2,665)         $      (2,665)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Increase in Notes
          Payable Accrued Interest                                  2,665                  2,665
                                                            -------------          -------------
      Total Adjustments                                     $       2,665          $       2,665
                                                            -------------          -------------

  Net Cash Provided (Used) by Operating Activities                     --                     --

  Cash Flows From Investing Activities                                 --                     --

  Cash Flows From Financing Activities                                 --                     --
                                                            -------------          -------------

Net Increase (Decrease) in Cash                                        --                     --

Cash at Beginning of Year                                              --                     --
                                                            -------------          -------------

Cash at End of Year                                         $          --          $          --
                                                            =============          =============


                      See accompanying notes to financial statements

                                            F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 and 2000.


NOTE 1 - GOING CONCERN

         The Furia Organization, Inc., (the Company) has been inactive for the past five years and was seeking candidate for a merger or business combination. (See Subsequent Events) The accompanying statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

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

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities.

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