Form 10QSB
period 2001-09-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 2001

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ______________ to _____________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-3931129
---------------------------------                          ---------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                         33496
------------------------------------------                     -----------
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

                          PART I FINANCIAL INFORMATION


                                                                        Page
                                                                        ----
Item 1.  Financial Statements

         Balance Sheets
           September 30, 2001 (unaudited) and June 30, 2001               3

         Statements of Operations -
           Three months ended September 30, 2001 and 2000 (unaudited)     4

         Statements of Changes in Stockholders' Equity
           for the period ended September 30, 2001 (unaudited)            5

         Statements of Cash Flows -
           Three months ended September 30, 2001 and 2000 (unaudited)     6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                        September 30, 2001          June 30, 2001
                                                        ------------------          -------------
Current Assets                                            $          --              $          --
                                                          -------------              -------------

      TOTAL ASSETS                                        $          --              $          --
                                                          -------------              -------------


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                           $      33,315              $      33,315
  Accrued Interest                                                8,749                      8,083
  Accounts Payable and other Accrued Liabilities                     --                         --
                                                          -------------              -------------

      TOTAL LIABILITIES                                   $      42,064              $      41,398
                                                          -------------              -------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares outstanding)
  Common stock (200,000,000 shares authorized,
    $.0001 par, 41,714,209 shares issued and
    outstanding) as at September 30, 2001 and
    June 30, 2001                                         $       4,171              $       4,171
  Additional Paid-In Capital                                  6,383,286                  6,383,286
  Donated Capital                                                14,972                     14,972
  Accumulated Deficit                                     $  (6,444,493)             $  (6,443,827)
                                                          -------------              -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)                     $     (42,064)             $     (41,398)

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                      $          --              $          --
                                                          =============              =============



                              See Notes to Financial Statements

                                             3

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                            Three Months Ended September 30
                                                         -------------------------------------
                                                              2001                   2000
                                                         -------------          --------------
Revenue                                                  $          --          $          --
                                                         -------------          --------------

      TOTAL REVENUE                                      $          --          $           --
                                                         -------------          --------------

General and administrative expenses                      $         666          $          666
                                                         -------------          --------------


NET LOSS                                                 $         666          $          666
                                                         =============          ==============

Basic loss per common share                              $       (0.00)         $        (0.00)

Weighted-average number of
  common shares outstanding                                 35,735,042              25,214,209



                                See Notes to Financial Statements

                                               4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                           Additional
                               Preferred Preferred   Common       Common     Paid-in    Donated   Accumulated   Stockholders'
                                Shares    Stock      Shares       Stock      Capital    Capital     Deficit        Equity
                               -------   ------     -------      -----      -------     -------   ---------      ---------
Balance at June 30, 2001          -0-      -0-     41,714,209    $ 4,171   $6,383,286  $14,972   $(6,443,827)     $(41,398)

Net Loss                                                                                                (666)         (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at September 30, 2001     -0-      -0-     41,714,209    $ 4,171   $6,383,286  $14,972   $(6,444,493)     $(42,064)
                                ------   -------   ----------    -------   ----------  -------   -----------      --------


                                        See Notes to Financial Statements

                                                       5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                           Three Months Ended September 30,
                                                          -----------------------------------
                                                              2001                   2000
                                                          -------------         -------------
Cash Flows from Operating Activities:
  Net Loss                                                $        (666)        $        (666)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Accrued Interest                      666                   666
                                                          -------------         -------------

      Total Adjustments                                             666                   666
                                                          -------------         -------------

  Net Cash Provided (Used) by Operating Activities                   --                    --
                                                          -------------         -------------

Cash Flows From Investing Activities                                 --                    --
                                                          -------------         -------------

Cash Flows From Financing Activities                                 --                    --

Net Increase (Decrease) in Cash                                      --                    --

Cash at Beginning Of Year                                            --                    --
                                                          -------------         -------------

Cash at End of Year                                       $          --         $          --
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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

         Although the Company had net operating loss carry-forwards at September 30, 2001 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result, certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

                  None

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