Form 10QSB
period 2001-12-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  December 31, 2001

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ____________________ to ______________________

                         Commission File Number: 0-13910

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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
         December 31, 2001 (unaudited) and June 30, 2001                  3

         Statements of Operations -
           Three months ended December 31, 2001 and 2000 (unaudited)      4

         Statements of Changes in Stockholders' Equity
           for the period ended December 31, 2001 (unaudited)             5

         Statements of Cash Flows -
           Three months ended December 31, 2001 and 2000 (unaudited)      6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                        December 31, 2001          June 30, 2001
                                                        -----------------          -------------
Current Assets                                           $          --              $          --
                                                         -------------              -------------

      TOTAL ASSETS                                       $          --              $          --
                                                         -------------              -------------


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                          $      33,315              $      33,315
  Accrued Interest                                               9,415                      8,083
  Accounts Payable and other Accrued Liabilities                    --                         --
                                                         -------------              -------------

      TOTAL LIABILITIES                                  $      42,730              $      41,398
                                                         -------------              -------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares outstanding)
  Common stock (200,000,000 shares authorized, $.0001 par,
    41,714,209 shares issued and outstanding) as at
    December 31, 2001 and June 30, 2001                  $       4,171              $       4,171
  Additional Paid-In Capital                                 6,383,286                  6,383,286
  Donated Capital                                               14,972                     14,972
  Accumulated Deficit                                    $  (6,445,159)             $  (6,443,827)
                                                         -------------              -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)                    $     (42,064)             $     (41,398)
                                                         -------------              -------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
       (DEFICIENCY)                                      $          --              $          --
                                                         =============              =============


                                  See Notes to Financial Statements

                                                  3

                             THE FURIA ORGANIZATION, INC.
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                         Three Months Ended December 31
                                                      ------------------------------------
                                                           2001                  2000
                                                      -------------         --------------
Revenue                                               $          --         $           --
                                                      -------------         --------------

      TOTAL REVENUE                                   $          --         $           --
                                                      -------------         --------------

General and administrative expenses                   $         666         $          666
                                                      -------------         --------------

NET LOSS                                              $         666         $          666
                                                      =============         ==============

Basic loss per common share                           $       (0.00)        $        (0.00)

Weighted-average number of
  common shares outstanding                              41,714,209             34,151,709




                              See Notes to Financial Statements

                                              4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Additional
                                 Preferred Preferred    Common       Common    Paid-in     Donated   Accumulated   Stockholders'
                                  Shares     Stock      Shares       Stock     Capital     Capital     Deficit        Equity
                                 --------- ---------  ----------   ---------  ----------  -------   -----------    -------------
Balance at September 30, 2001       -0-       -0-     41,714,209    $ 4,171   $6,383,286  $14,972   $(6,444,493)     $(42,064)

Net Loss                                                                                                   (666)         (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at December 31, 2001        -0-       -0-     41,714,209    $ 4,171   $6,383,286  $14,972   $(6,445,159)     $(42,730)
                                  -------   -------   ----------    -------   ----------  -------   -----------      --------


                                                See Notes to Financial Statements

                                                                5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended December 31,
                                                              ------------------------------------
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