Form 10QSB
period 2002-03-31
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  March 31, 2002

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _________________ to ____________________

                         Commission File Number: 0-13910

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

                          PART I FINANCIAL INFORMATION

                                                                       Page

Item 1.  Financial Statements

         Balance Sheets
           March 31, 2002 (unaudited) and June 30, 2001                 3

         Statements of Operations -
           Three months ended March 31, 2002 and 2001 (unaudited)       4

         Statements of Changes in Stockholders' Equity
           for the period ended March 31, 2002 (unaudited)              5

         Statements of Cash Flows -
           Three months ended March 31, 2002 and 2001 (unaudited)       6

         Notes to Financial Statements                                  7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                   March 31, 2002          June 30, 2001
                                                   --------------          -------------
Current Assets                                      $          --           $          --
                                                    -------------           -------------

         TOTAL ASSETS                               $          --           $          --
                                                    -------------           -------------


        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                     $      33,315           $      33,315
  Accrued Interest                                         10,081                   8,083
  Accounts Payable and other Accrued Liabilities               --                      --
                                                    -------------           -------------

      TOTAL LIABILITIES                             $      43,396           $      41,398
                                                    -------------           -------------

Stockholders' (Deficiency)
  Convertible Preferred stock, (50,000,000
    authorized; $.0001 par, -0- shares outstanding)
  Common stock (200,000,000 shares authorized,
    $.0001 par, 41,714,209 shares issued and
    outstanding) as at March 31, 2002 and
    June 30, 2001                                   $       4,171           $       4,171
  Additional Paid-In Capital                            6,383,286               6,383,286
  Donated Capital                                          14,972                  14,972
  Accumulated Deficit                               $  (6,445,825)          $  (6,443,827)
                                                    -------------           -------------
      TOTAL STOCKHOLDERS (DEFICIENCY)               $     (43.396)          $     (41,398)
                                                    -------------           -------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIENCY)                                $          --           $          --
                                                    =============           =============



                        See Notes to Financial Statements

                                       3

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                           Three Months Ended March 31
                                                       ------------------------------------
                                                            2002                   2001
                                                       -------------          -------------
Revenue                                                $          --          $          --
                                                       -------------          -------------

      TOTAL REVENUE                                    $          --          $          --
                                                       -------------          -------------

General and administrative expenses                    $         666          $         666
                                                       -------------          -------------

NET LOSS                                               $         666          $         666
                                                       =============          =============

Basic loss per common share                            $       (0.00)         $       (0.00)

Weighted-average number of
  common shares outstanding                               41,714,209             34,151,709



                                See Notes to Financial Statements

                                                4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Additional
                                  Preferred Preferred   Common      Common     Paid-in     Donated   Accumulated    Stockholders'
                                   Shares     Stock     Shares       Stock     Capital     Capital     Deficit         Equity
                                  -------   ------     -------      -----      -------     -------   ---------      ---------
Balance at December 31, 2001        -0-       -0-     41,714,209    $ 4,171   $6,383,286  $14,972    $(6,445,159)     $(42,730)

Net Loss                                                                                                    (666)         (666)

Common Stock Issuance

Preferred Stock Conversion

Reduction in Paid-in Capital

Balance at March 31, 2002           -0-       -0-     41,714,209    $ 4,171   $6,383,286  $14,972    $(6,445,825)     $(43,396)
                                  -------   --------  ----------    -------   ----------  -------    -----------      --------


                                                See Notes to Financial Statements

                                                                5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended March 31,
                                                              -------------------------------------
                                                                  2002                    2001
                                                              -------------           -------------
Cash Flows from Operating Activities:
  Net Loss                                                    $        (666)          $        (666)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Accrued Interest                          666                     666
                                                              -------------           -------------

      Total Adjustments                                                 666                     666
                                                              -------------           -------------
  Net Cash Provided (Used) by Operating Activities                       --                      --
                                                              -------------           -------------
Cash Flows From Investing Activities                                     --                      --
                                                              -------------           -------------

Cash Flows From Financing Activities                                     --                      --

Net Increase (Decrease) in Cash                                          --                      --

Cash at Beginning Of Year                                                --                      --
                                                              -------------           -------------
Cash at End of Year                                           $          --           $          --
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