Form 10KSB
period 2002-06-30
FURIA ORGANIZATION INC /DE/
filed 2002-10-11
CIK 757563

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2002

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

Registrant's revenues for the year ended June 30, 2002;   $0.00

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 2002.

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

         As of June 30, 2002 there were 641 holders of record of the Company's Common Stock. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

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

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 2002.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had no operations nor revenues since fiscal year 1995. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note is June 20, 2003.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Financial Statements filed as part of this Report:

                                                                          Page
                                                                       Reference

                  Report of Independent Auditors on Financial
                    Statements of The Furia Organization, Inc.            F-1

                  Balance Sheet as of June 30, 2002 and 2001              F-2

                  Statements of Operations for the year ended
                    June 30, 2002 and 2001                                F-3

                  Statement of Stockholders' Deficiency for the year
                    ended June 30, 2002 and 2001                          F-4

                  Statement of Cash Flows for the year ended
                    June 30, 2002 and 2001                                F-5

                  Notes to Financial Statements of The Furia
                    Organization, Inc. for the year ended
                    June 30, 2002 and 2001                                F-6

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

                  3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement


                  4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of The Company's Registration Statement

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

September 30, 2002


                                                 /s/ Martin Cohen
                                                 -----------------------------
                                                 Martin Cohen, President

                          Index to Financial Statements

                        Description                                 Page
                        -----------                                 ----

         Report of Independent Certified Public
           Accountants (Harvey Weingard C.P.A.)                     F-1

         Balance Sheets at June 30, 2002 and 2001                   F-2

         Statements of Operations for
           the years ended June 30, 2002 and 2001                   F-3

         Statement of Stockholders Deficiency
           For the years ended June 30, 2002 and 2001               F-4

         Statements of cash flows for the years
           ended June 30, 2002 and 2001                             F-5

         Notes to Consolidated Financial Statements                 F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                /s/ HARVEY WEINGARD, C.P.A

Boca Raton, Florida
September 30, 2002

                          THE FURIA ORGANIZATION, INC.
                           BALANCE SHEET AS OF JUNE 30

                                                         2002                     2001
                                                     -------------          -------------
                             ASSETS
Current Assets                                       $          --          $          --
                                                     -------------          -------------

      TOTAL ASSETS                                   $          --          $          --
                                                     -------------          -------------


       LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities
  Note Payable                                       $      33,315          $      33,315
  Accrued Interest                                          10,748                  8,083
  Accounts Payable and Other Accrued Liabilities                --                     --
                                                     -------------          -------------

      TOTAL LIABILITIES                              $      44,063          $      41,398
                                                     -------------          -------------

Stockholders' (Deficiency)
  Preferred Stock- $0.0001 par value,
    50,000,000 authorized, issued and
    outstanding -0-                                             --                     --
  Common Stock - $0.0001 par value,
    200,000,000 shares authorized,
    41,714,209  issued and outstanding at
    June 30, 2002 and 2001                                   4,171                  4,171
  Additional Paid-In Capital                             6,383,286              6,384,936
  Donated Capital                                           14,972                 14,972
  Accumulated Deficit                                   (6,446,492)            (6,443,827)
                                                     -------------          -------------
      TOTAL STOCKHOLDERS' (DEFICIENCY)               $     (44,063)         $     (41,398)
                                                     -------------          -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIENCY)                                 $          --          $          --
                                                     =============          =============

                    See accompanying notes to financial statements

                                      F-2

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF OPERATIONS



                                                      FOR THE YEAR ENDED JUNE 30,
                                                ------------------------------------
                                                     2002                   2001
                                                -------------          -------------
REVENUES                                        $          --          $          --
                                                -------------          -------------

      TOTAL REVENUE                             $          --          $          --
                                                -------------          -------------


EXPENSES
  General, administrative And
    Interest Expenses                           $       2,665          $       2,665
                                                -------------          -------------


NET LOSS                                        $      (2,665)         $      (2,665)

Loss Per Common Share                           $     (0.0001)         $     (0.0001)

Weighted Average Number of
  Common Shares Outstanding                        41,714,209             34,151,709




                    See accompanying notes to financial statements

                                         F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             FOR YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                 Additional
                                     Preferred  Preferred    Common      Common    Paid-in     Donated   Accumulated
                                      Shares      Stock      Shares       Stock    Capital     Capital     Deficit       Total
                                     ---------  ---------  ----------   -------- -----------  ---------  ------------  ----------
Balance at June 30, 2001                -0-        -0-     41,714,209    $ 4,171  $6,383,286   $14,972   $(6,443,827)   $(41,398)

Net Loss                                                                                                      (2,665)     (2,665)

Common Stock Issuance

Balance at June 30, 2002                -0-         -0-    41,714,209    $ 4,171  $6,383,286   $14,972   $(6,446,492)   $(44,063)
                                      -------     -------  ----------    -------  ----------   -------   -----------    --------


                                         See accompanying notes to financial statements

                                                               F-4

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF CASH FLOWS


                                                                   FOR THE YEAR ENDED JUNE 30
                                                            ---------------------------------------
                                                                  2002                    2001
                                                            ---------------         ---------------
Cash Flows from Operating Activities:
  Net Loss                                                  $        (2,665)        $        (2,665)
    Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
        Increase (Decrease) in Accounts Payable and
          Accrued Liabilities Increase in Notes
          Payable Accrued Interest                                    2,665                   2,665
                                                            ---------------         ---------------
      Total Adjustments                                     $         2,665         $         2,665
                                                            ---------------         ---------------

  Net Cash Provided (Used) by Operating Activities                       --                      --

  Cash Flows From Investing Activities                                   --                      --

  Cash Flows From Financing Activities                                   --                      --

Net Increase (Decrease) in Cash                                          --                      --

Cash at Beginning of Year                                                --                      --
                                                            ---------------         ---------------

Cash at End of Year                                         $            --         $            --
                                                            ===============         ===============


                         See accompanying notes to financial statements

                                                F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 and 2001.


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

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities.

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