Form 10QSB
period 2002-09-30
FURIA ORGANIZATION INC /DE/
filed 2002-11-13
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 2002

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _________________________ to _________________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 95-3931129
--------------------------------                             -------------------
  (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                          33496
------------------------------------------                         -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.0001 par value issued and outstanding at November 1, 2002 was 43,714,209

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
           September 30, 2002 (unaudited) and June 30, 2002                 3

         Statements of Operations -
           Three months ended September 30, 2002 and 2001 (unaudited)       4

         Statements of Changes in Stockholders' Equity
           for the period ended  September 30, 2002 (unaudited)             5

         Statements of Cash Flows -
           Three months ended September 30, 2002 and 2001 (unaudited)       6

         Notes to Financial Statements                                      7

                                  THE FURIA ORGANIZATION, INC.
                                          BALANCE SHEET


                                                             September 30, 2002          June 30, 2001
                                                             ------------------          -------------
Current Assets                                                  $          --             $        --
                                                                -------------             -----------

         TOTAL ASSETS                                           $          --             $        --
                                                                -------------             -----------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                                               $          --             $    33,315
    Accrued Interest                                                       --                  10,748
    Accounts Payable and other
      Accrued Liabilities                                                  --                      --
                                                                -------------             -----------

         TOTAL LIABILITIES                                      $          --             $    44,063
                                                                -------------             -----------

  Stockholders' (Deficiency) Convertible
    Preferred stock, (50,000,000 authorized; $.0001
    par, -0- shares outstanding) Common stock (200,000,000
    shares authorized, $.0001 par, 43,714,209 and
    41,714,209 shares issued and outstanding) as at
    September 30,2002 and June 30,2002                          $       4,371             $     4,171
    Additional Paid-In Capital                                      6,427,616               6,383,286
    Donated Capital                                                    14,972                  14,972
    Accumulated Deficit                                         $  (6,446,959)            $(6,446,502)

     TOTAL STOCKHOLDERS (DEFICIENCY)                            $          --             $   (44,063)

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)           $          --             $        --
                                                                =============             ===========



                                See Notes to Financial Statements

                                          THE FURIA ORGANIZATION, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 September 30

                                                                        2002                      2001
                                                                   --------------             --------------
Revenue                                                            $           --             $           --
                                                                   --------------             --------------

    TOTAL REVENUE                                                  $           --             $           --
                                                                   --------------             --------------

General and administrative expenses                                $          467             $          666
                                                                   --------------             --------------

NET LOSS                                                           $          467             $          666
                                                                   ==============             ==============

Basic loss per common share                                        $        (0.00)            $        (0.00)

Weighted-average number of
  common shares outstanding                                            42,380,876                 41,714,209





                                        See Notes to Financial Statements

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                   Additional
                        Preferred   Preferred Common      Common    Paid-in    Donated   Accumulated   Stockholders'
                          Shares     Stock     Shares     Stock     Capital    Capital     Deficit        Equity
                         -------    ------    -------     -----     -------    -------   ---------     ------------
 Balance at
 June 30, 2002             -0-       -0-    41,714,209   $ 4,171   $6,383,286  $14,972   $(6,446,492)   $(44,063)

 Net Loss                                                                                       (467)       (467)

 Common                                      2,000,000        200                                             200
 Stock
 Issuance

 Preferred
 Stock
 Conversion

 Increase in
 Paid-in Capital                                                       44,350                              44,330


 Balance at
 September 30, 2002        -0-       -0-    43,714,209   $ 4,371   $6,427,616  $14,972   $(6,446,959)   $(    --)
                          -----     -----   ----------   -------   ----------  -------   -----------    --------


                                              See Notes to Financial Statements

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                           September 30,
                                                                  2002                       2001
                                                              ------------              -------------
Cash Flows from Operating Activities:
   Net Loss                                                   $       (467)             $        (666)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
     Accounts Payable and
     Accrued Liabilities
     Accrued Interest
                                                              ------------              -------------
   Total Adjustments                                                   467                        666
                                                              ------------              -------------
   Net Cash Provided (Used)
     by Operating Activities                                            --                         --
                                                              ------------              -------------
Cash Flows From Investing Activities                                    --                         --
                                                              ------------              -------------

Cash Flows From Financing Activities                                    --                         --

Net Increase (Decrease) in Cash                                         --                         --

Cash at Beginning Of Year                                               --                         --
                                                              ------------              -------------

Cash at End of Year                                           $         --              $          --
                                                              ============              =============


                                See Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred, assigned and/or disposed of all of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

NOTE 3 - CONVERSION OF DEBT

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer

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


Dated:  November 12, 2002             THE FURIA ORGANIZATION, INC.



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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                                 /s/ Martin Cohen
                                                 -------------------------------
                                                 Martin Cohen, President
                                                 and Chief Accounting Officer