Form 10QSB
period 2002-12-31
FURIA ORGANIZATION INC /DE/
filed 2003-02-13
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

[ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from _________to _______

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             95-3931129
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Boulevard, G6#237, Boca Raton, Florida               33496
-----------------------------------------------------           ------------
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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.0001 par value issued and outstanding at February 12, 2003 was 43,714,209

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
         December 31, 2002 (unaudited) and June 30, 2002                   3

         Statements of Operations -
         Three months ended December 31, 2002 and 2001 (unaudited)         4

         Statements of Changes in Stockholders' Equity
         for the period ended  December 31, 2002 (unaudited)               5

         Statements of Cash Flows -
         Three months ended December 31, 2002 and 2001 (unaudited)         6

         Notes to Financial Statements                                     7

                                  THE FURIA ORGANIZATION, INC.
                                          BALANCE SHEET


                                                  December 31, 2002               June 30, 2002
                                                  -----------------               -------------
Current Assets                                       $        --                   $        --
                                                     -----------                   -----------

         TOTAL ASSETS                                $        --                   $        --
                                                     -----------                   -----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                                    $        --                   $    33,315
    Accrued Interest                                          --                        10,748
    Accounts Payable and other
         Accrued Liabilities                                  --                            --
                                                     -----------                   -----------

         TOTAL LIABILITIES                           $        --                   $    44,063
                                                     -----------                   -----------

Stockholders' (Deficiency) Convertible
  Preferred stock, (50,000,000 authorized;
  $.0001 par, -0- shares outstanding) Common
  stock (200,000,000 shares authorized, $.0001
  par, 43,714,209 and 41,714,209 shares issued
  and outstanding) as at December 31, 2002 and
  June 30, 2002                                      $     4,371                   $     4,171
Additional Paid-In Capital                             6,427,616                     6,383,286
Donated Capital                                           14,972                        14,972
Accumulated Deficit                                  $(6,446,959)                  $(6,446,502)


         TOTAL STOCKHOLDERS (DEFICIENCY)             $        --                   $   (44,063)

         TOTAL LIABILITIES AND SHAREHOLDERS'
           (DEFICIENCY)                              $        --                   $        --
                                                     ===========                   ===========

                             See Notes to Financial Statements

                                             3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             December 31
                                                   2002                        2001
                                                ----------                  ---------
Revenue                                         $      ---                  $     ---

    TOTAL REVENUE                               $      ---                  $     ---

General and administrative
  expenses                                      $      ---                  $     666



NET LOSS                                        $      ---                  $     666
                                                ----------                  ---------

Basic loss per common share                     $    (0.00)                 $   (0.00)

Weighted-average number of
  common shares outstanding                     42,880,876                  41,714,209



                            See Notes to Financial Statements

                                            4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     Additional
                                Preferred  Preferred   Common     Common     Paid-in    Donated   Accumulated   Stockholders'
                                 Shares     Stock      Shares      Stock     Capital    Capital     Deficit        Equity
                                 ------     -----      ------      -----     -------    -------     -------        ------
 Balance at
 September 30, 2002                -0-       -0-    43,714,209   $ 4,371   $6,427,616  $14,972   $(6,446,492)  $      (--)

 Net Loss

 Common Stock Issuance

 Preferred Stock Conversion

 Increase in Paid-in Capital

 Balance at December 31, 2002      -0-        -0-     43,714,209  $ 4,371    $6,427,616  $14,972   $(6,446,959)  $     (--)
                                  -----      -----    ----------  -------    ----------  -------   -----------   ---------


                                                 See Notes to Financial Statements

                                                                 5

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                            December 31,
                                                                     2002                 2001
                                                                  ----------           ----------
Cash Flows from Operating Activities:
  Net Loss                                                        $       --           $     (666)

Adjustments to Reconcile Net Loss to Net Cash
 Provided (Used) by Operating Activities:
  Increase (Decrease) in Accounts Payable and
   Accrued Liabilities Accrued Interest
   Total Adjustments                                                      --                  666
                                                                  ----------           ----------
   Net Cash Provided (Used) by Operating Activities                       --                   --
                                                                  ----------           ----------
Cash Flows From Investing Activities                                      --                   --
                                                                  ----------           ----------

Cash Flows From Financing Activities                                      --                   --
Net Increase (Decrease) in Cash                                           --                   --

Cash at Beginning Of Year                                                 --                   --
                                                                  ----------           ----------
Cash at End of Year                                               $       --           $       --
                                                                  ==========           ==========


                             See Notes to Financial Statements

                                             6

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures.. By 1991, the Company had transferred, assigned an disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

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

         Although the Company had net operating loss carry-forwards at December 31, 1998 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Compad significantly affexctnet income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There are no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer

         (B)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 12, 2003            THE FURIA ORGANIZATION, INC.



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


February 12, 2003                              /s/ Martin Cohen
                                               ---------------------------------
                                               Martin Cohen, President and
                                               Chief Accounting Officer