Form 10QSB
period 2003-03-31
FURIA ORGANIZATION INC /DE/
filed 2003-05-15
CIK 757563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

         [ ] Transition report pursuant to Sections 13 or 15(d) of The Securities Exchange act of 1934 for the transition period from ________________________ to _________________________

                         Commission File Number: 0-13910

                          THE FURIA ORGANIZATION, INC.
             ------------------------------------------------------
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

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.0001 par value issued and outstanding at May 10, 2003 was 43,714,209

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

            Balance Sheets
            March 31, 2003 (unaudited) and June 30, 2002                   3

            Statements of Operations -
            Three months ended March 31, 2003 and 2002 (unaudited)         4

            Statements of Changes in Stockholders' Equity
            for the period ended  March 31, 2003 (unaudited)               5

            Statements of Cash Flows -
            Three months ended March 31, 2003 and 2002 (unaudited)         6

            Notes to Financial Statements                                  7

                                  THE FURIA ORGANIZATION, INC.
                                          BALANCE SHEET


                                                                March 31, 2003         June 30, 2002
                                                                --------------         -------------
Current Assets                                                   $        --            $        --
                                                                 -----------            -----------

         TOTAL ASSETS                                            $        --            $        --
                                                                 -----------            -----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                                                $        --            $    33,315
    Accrued Interest                                                      --                 10,748
    Accounts Payable and other
      Accrued Liabilities                                                 --                     --

         TOTAL LIABILITIES                                       $        --            $    44,063
                                                                 -----------            -----------

  Stockholders' (Deficiency) Convertible Preferred stock,
    (50,000,000 authorized; $.0001 par, -0- shares
    outstanding) Common stock (200,000,000 shares
    authorized, $.0001 par, 43,714,209 and 41,714,209 shares
    issued and outstanding) as at March 31, 2003 and
    June 30, 2002                                                $     4,371            $     4,171
  Additional Paid-In Capital                                       6,427,616              6,383,286
  Donated Capital                                                     14,972                 14,972
  Accumulated Deficit                                            $(6,446,959)           $(6,446,502)

     TOTAL STOCKHOLDERS (DEFICIENCY)                             $        --            $   (44,063)

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)            $        --            $        --
                                                                 ===========            ===========



                                            See Notes to Financial Statements

                                                             3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                         2003                2002
                                                     -----------          -----------
Revenue                                              $        --          $        --
                                                     -----------          -----------

    TOTAL REVENUE                                    $        --          $        --
                                                     -----------          -----------

General and administrative expenses                  $        --          $       666
                                                     -----------          -----------

 NET LOSS                                            $        --          $       666
                                                     ===========          ===========

 Basic loss per common share                         $     (0.00)         $     (0.00)

Weighted-average number of
common shares outstanding                             43,714,209           41,704,209




                       See Notes to Financial Statements

                                        4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                 Additional
                    Preferred  Preferred    Common    Common     Paid-in      Donated   Accumulated   Stockholders'
                     Shares      Stock      Shares      Stock    Capital      Capital   Deficit          Equity
------------------- ---------- ---------- ----------- ---------- ------------ --------- ------------- --------------
Balance at
December 31, 2002      -0-        -0-     43,714,209   $ 4,371   $6,427,616   $14,972   $(6,446,492)  $       (--)

Net Loss

Common Stock
Issuance

Preferred Stock
Conversion

Increase in
Paid-in Capital

Balance at
March 31, 2003         -0-        -0-     43,714,209  $ 4,371    $6,427,616   $14,972   $(6,446,959)  $     (--)
------------------- ---------- ---------- ----------- ---------- ------------ --------- ------------- --------------


                                  See Notes to Financial Statements

                                                 5

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                       March 31,
                                                                2003               2002
                                                              -------            -------
Cash Flows from Operating Activities:
   Net Loss                                                   $    --            $  (666)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
  Accounts  Payable and
   Accrued Liabilities
   Accrued Interest
   Total Adjustments                                               --                666
                                                              -------            -------
   Net Cash Provided (Used)
     by Operating Activities                                       --                 --
                                                              -------            -------

Cash Flows From Investing Activities                               --                 --
                                                              -------            -------

Cash Flows From Financing Activities                               --                 --

Net Increase (Decrease) in Cash                                    --                 --

Cash at Beginning Of Year                                          --                 --
                                                              -------            -------
Cash at End of Year                                           $    --            $    --
                                                              =======            =======


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

         e. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

         f. Revenue Recognition

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

NOTE 2- GOING CONCERN

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

         Although the Company had net operating loss carry-forwards at March 31, 1998 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not currently have net income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

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

Dated:  May 14, 2003                  THE FURIA ORGANIZATION, INC.



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

May 14, 2003

                                                     /s/ Martin Cohen
                                                   -----------------------------
                                                   Martin Cohen, President and
                                                   Chief Accounting Officer