Form 10KSB
period 2003-06-30
FURIA ORGANIZATION INC /DE/
filed 2004-07-06
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2003

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

                         Common Stock, par value $.0001
                         ------------------------------
                                (Title of Class)

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

Registrant's revenues for the year ended June 30, 2003;  $0.00

There are no recent quotes available for the Registrant's common stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant as of any recent date.

The number of shares outstanding of common stock as of June 1, 2004 was 43,714,209. There was no established published market value for the Registrant's stock during the last fiscal year and there were no published bid and asked prices.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


                 Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures.. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company has been seeking a merger or combination candidate in any industry and has been inactive since May 1994. As a result of the foregoing, the Company is a "blank check" or "shell" company.


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

         Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders that has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

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

Competition

         Inherent difficulties exist for any new company seeking to enter an established field. The Company will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities.

         There are many established venture capital and financial concerns which have significantly greater financial and personnel resources, technical expertise and experience than the Company. The Company is also subject to competition from numerous other recently formed public and private entities with business objectives similar to those of the Company.

Regulation

         The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides exclusions from its application for companies that are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner that will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

         The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas is regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

         The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception that allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company neither owns nor leases real property.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of the Company's security holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no established trading market for the Company's Common Stock. Trading in the Company's Common Stock occurs from time to time on the over-the-counter market. The trading has been sporadic and quotations are rarely published. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its Common Stock.

         As of June 30, 2003, there were 649 holders of record of the Company's Common Stock. As of June 1, 2004 we reported 43,714,209 outstanding shares of Common Stock, $.0001 par value. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

         The Company had neither operations nor revenues since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's former President and current Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003 As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44, 530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company's Common Stock.

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

         On May 10. 2001, Mr. Martin Cohen was appointed President and a Director of the Company to serve until his successor is elected and agrees to serve.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of June 1, 2004 the following were the Officers, Directors, Promoters and Control Persons of the Company.

         Name                           Age              Positions Held
         ----                           ---              --------------

         Martin Cohen                   61           President and Director

         Waylon E. McMullen             58           Assistant Secretary
                                                     and Director

         On May 10. 2001, Mr. Martin Cohen was appointed President and a Director of the Company to serve until his successor is elected and agrees to serve. For the past Four(4) years, Mr. Cohen has been President of RN Capital Partners, Inc.("RN") a, privately held, financial consulting company, directly and indirectly, providing capital to individuals and publicly-held companies. For the three (3) years prior thereto Mr. Cohen was President of Capital Associates, a company engaged in a similar business to that of RN.

         Mr. McMullen is a practicing attorney and has been President of Waylon
E. McMullen, P.C. a law firm, from 1991 until the present. Prior to that Mr. McMullen was President of Akin & McMullen, P.C., a law firm, or its successors from 1971.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has not paid any compensation to any officer or director during the period ending June 30, 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of Company common stock as of June 1, 2004, based on information obtained from such persons, the Company's records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and
(iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

Name and Address
of Beneficial Owner                   Number of Shares     Percent of Class (1)
-------------------                   ----------------     --------------------

RN Capital Partners, Inc. (2)             13,500,000             31%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Martin Cohen (2)                          13,500,000             31%
5030 Champion Blvd., G6#237
Boca Raton, Florida 33496

Time for a Change, Inc.(3)                13,351,449             31%
17309 Club Hill Dr.
Dallas, Texas 75248

Cheryl L. McMullen (3)(4)                 13,351,449             31%
17309 Club Hill Dr.
Dallas, Texas 75248

Waylon E. McMullen (4)                     3,000,000              7%
P.O. Box 795517
Dallas, Texas 75379-5517

All Directors and Officers as a
group (two persons)                       16,500,000             38%
------------------

(1) Based upon 43,714,209 Company common stock outstanding as of June 1, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had no operations nor revenues since fiscal year 1995. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company's then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003. On September 2, 2002, the Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company's Common Stock.

         Through December 2000 all expenses of the Company were borne by Waylon McMullen. On December 21, 2000, the Company, in full satisfaction of any and all claims Waylon McMullen, the former President of the Company and now a Director of the Company, had or may have against the Company for (1) money expended on behalf of the Company (including but not limited to Accounting Fees, Franchise Taxes, acquisition of stock certificates); and (2) legal services rendered as attorney for the Company, the Board of Directors authorized the issuance of 3,000,000 shares of its common stock. .

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A. Financial Statements filed as part of this Report:

                                                                 Page Reference
                                                                 --------------

         Report of Independent Auditors on Financial
         Statements of The Furia Organization, Inc.                  F-1

         Balance Sheet as of June 30,2003 and
         2002                                                        F-2

         Statements of Operations for the year ended
         June 30, 2003 and 2002                                      F-3

         Statement of Stockholders' Deficiency for the year
         ended  June 30, 2003 and 2002                               F-4

         Statement of Cash Flows for the year ended
         June 30, 2003 and 2002                                      F-5

         Notes to Financial Statements of The Furia
         Organization, Inc. for the year ended June 30, 2003
         and 2002                                                    F-6

         B. Financial Statement Schedules:

                  None

         C. The following Exhibits are filed as part of this Report:

                Exhibit                    Description
                -------                    -----------

                  3.1 Certificate of Incorporation of the Registrant (Incorporated by to Exhibit 3 (a) of the Company's Registration Statement, File No. 2-94266 LA)
                  3.2 Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 2.2 of the Company's 10KSB for the fiscal year ended June 30,
                           1997)
                  3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement, File No. 2-94266 LA)
                  4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of The Company's Registration Statement, File No. 2-942266 LA)
                  31.1 Certification of Chief Executive and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
                  32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         D. Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 6 day of July, 2004.

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


Principal Executive                      Title                         Date
-------------------                      -----                         ----

/s/ Martin Cohen                  President and Director           July 6, 2004
--------------------------
Martin Cohen


/s/ Waylon McMullen               Director                         July 6, 2004
--------------------------
Waylon McMullen

                          Index to Financial Statements

Description                                                              Page
-----------                                                              ----

Report of Independent Certified Public
  Accountants (Harvey Weingard C.P.A..)                                   F-1

Balance Sheets at June 30,2003 and 2002.                                  F-2

Statements of Operations for
  the years ended June 30, 2003 and 2002.                                 F-3

Statement of Stockholders Deficiency
For the years ended June 30, 2003 and 2002                                F-4

Statements of cash flows for the years
ended June 30, 2003 and 2002.                                             F-5

Notes to Consolidated Financial Statements                                F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 2003 and 2002 and the related statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 2003 and 2002, , and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to these financial statements, the Company has been substantially inactive since 1994, which raises substantial doubt about its continued existence as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             HARVEY WEINGARD, C.P.A

Boynton Beach, Florida
June __, 2004

                         THE FURIA ORGANIZATION, INC.
                           BALANCE SHEET AS OF JUNE 30

                                                             2003                  2002
                                                          ----------            ----------
                             ASSETS
                             ------
Current Assets                                            $       --            $       --
                                                          ----------            ----------

TOTAL ASSETS                                              $       --            $       --
                                                          ----------            ----------


         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
         -----------------------------------------
Current Liabilities
 Note Payable                                             $       --            $   33,315
 Accrued Interest                                                                   10,748
 Accounts Payable and
   Other Accrued Liabilities                                      --                    --
                                                          ----------            ----------
     TOTAL LIABILITIES                                    $       --            $   44,063
                                                          ----------            ----------

Stockholders' (Deficiency)
 Preferred Stock- $0.0001 par value,
  50,000,000 authorized, issued and
  outstanding -0-                                                 --                    --
 Common Stock - $0.0001 par
  value, 200,000,000 shares
  authorized, 43,714,209 and41,714,209 issued and
  outstanding at  June 30, 2003 and 2002,                 $    4,371            $    4,171
 Additional Paid-In Capital                                6,427,616             6,383,286
 Donated Capital                                              14,972                14,972
 Accumulated Deficit                                      (6,446,959)           (6,446,492)

     TOTAL STOCKHOLDERS' (DEFICIENCY)                     $       --            $  (44,063)
                                                          ----------            ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS'(DEFICIENCY)                                $       --                    --
                                                          ==========            ==========

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,

                                                             2003                   2002
                                                          ----------            ----------
    REVENUES                                              $       --            $       --
                                                          ----------            ----------

    TOTAL REVENUE                                         $       --            $       --
                                                          ----------            ----------

    EXPENSES

      General, administrative
        And Interest Expenses                             $      467            $    2,665
                                                          ----------            ----------

NET LOSS                                                  $     (467)           $   (2,665)

Loss Per Common Share                                     $  (0.0000)           $   (0.0001)

Weighted Average
 Number of Common Shares
 Outstanding                                              43,714,209             41,714,209


                 See accompanying notes to financial statements

                                       F-3

                                                  THE FURIA ORGANIZATION, INC.
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             FOR YEARS ENDED JUNE 30, 2003 AND 2002


                                                                          Additional
                            Preferred  Preferred    Common       Common     Paid-in    Donated   Accumulated   Stockholder'
                             Shares     Stock       Shares       Stock      Capital    Capital     Deficit        Equity
                           ---------- ---------- ------------ --------- ------------ --------- -------------- -------------
 Balance at                    -0-        -0-      41,714,209    $ 4,171  $6,383,286   $14,972   $(6,446,492)   $(44,063)
 June 30, 2002

 Net Loss                                                                                               (467)       (467)

 Common
 Stock                                              2,000,000        200                                             200

 Issuance
 Increase in
 Paid in
 Capital                                                                      44,330                              44,330

 Balance at
 June 30, 2003                 -0-        -0-      43,714,209    $ 4,371  $6,427,616   $14,972   $(6,446,959)     $ (---)
                            ---------- ---------   ----------   --------- ----------  ---------  ------------   ---------


                                         See accompanying notes to financial statements

                                                               F-4

                          THE FURIA ORGANIZATION, INC.
                             STATEMENT OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30

                                                         2003                   2002
                                                      ----------             ----------
Cash Flows from Operating
 Activities:
     Net Loss                                         $     (467)            $   (2,665)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
     Accounts Payable and
     Accrued Liabilities
      Increase in Notes Payable
     Accrued Interest                                        467                  2,665
                                                      ----------             ----------

   Total Adjustments                                  $      467             $    2,665
                                                      ----------             ----------
   Net Cash Provided (Used)
     by Operating Activities                                  --                     --

    Cash Flows From Investing
      Activities                                              --                     --

   Cash Flows From
     Financing Activities                                     --                     --

Net Increase
  (Decrease) in Cash                                          --                     --
Cash at Beginning
 of Year                                                      --                     --
                                                      ----------             ----------

Cash at End of Year                                   $       --             $       --
                                                      ==========             ==========


                         See accompanying notes to financial statements

                                               F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 and 2002.


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

NOTE 3 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2003, the Company had no material current tax liability, deferred tax assets, or liabilities.