Form 10QSB
period 2003-09-30
FURIA ORGANIZATION INC /DE/
filed 2004-07-06
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   Quarterly report under sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly  period ended                          Commission File Number:
September 30, 2003                                                       0-13910


                          THE FURIA ORGANIZATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              95-3931129
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                            33496
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

                                 (561) 241-4713
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ] No [X]
(2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.0001 par value issued and outstanding at June 1, 2004 was 43,714,209

                          PART I FINANCIAL INFORMATION


                                                                          Page

Item 1.  Financial Statements

         Balance Sheets
         September 30 , 2003 (unaudited) and June 30, 2003                  3

         Statements of Operations -
         Three months ended September 30, 2003 and 2002 (unaudited)         4

         Statements of Changes in Stockholders' Equity
         for the period ended  September 30, 2003 (unaudited)               5

         Statements of Cash Flows -
         Three months ended September 30, 2003 and 2002 (unaudited)         6

         Notes to Financial Statements                                      7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                              September 30, 2003     June 30, 2003
                                              ------------------     -------------
Current Assets                                    $         --        $         --
                                                  ------------        ------------

         TOTAL ASSETS                             $         --        $         --
                                                  ------------        ------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                                 $         --        $         --
    Accrued Interest                                        --
    Accounts Payable and other
      Accrued Liabilities                                   --                  --

         TOTAL LIABILITIES                        $         --        $         --
                                                  ------------        ------------

  Stockholders' (Deficiency)
    Convertible Preferred stock,
      (50,000,000 authorized; $.0001
      par, -0- shares outstanding)
      Common stock (200,000,000
      shares authorized, $.0001 par,
      43,714,209  issued and outstanding) as
      at September 30,2003 and June 30,2003       $      4,371        $      4,371
     Additional Paid- In Capital                     6,427,616           6,427,616
     Donated Capital                                    14,972              14,972
     Accumulated Deficit                          $ (6,446,959)       $ (6,446,959)

     TOTAL STOCKHOLDERS (DEFICIENCY)              $         --        $         --

     TOTAL LIABILITIES AND
       SHAREHOLDERS' (DEFICIENCY)                 $         --        $         --
                                                  ============        ============


                        See Notes to Financial Statements

                                       3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                     September 30

                                                2003               2002
                                           ------------       ------------
Revenue                                    $         --       $         --
                                           ------------       ------------

    TOTAL REVENUE                          $         --       $         --
                                           ------------       ------------

General and administrative
 expenses                                  $         --       $         --
                                           ------------       ------------

NET LOSS                                   $         --       $        467
                                           ============       ============

 Basic loss per common share               $      (0.00)      $      (0.00)

Weighted-average number of
common shares outstanding                    43,714,209         42,380,876


                        See Notes to Financial Statements

                                       4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Additional
                        Preferred Preferred  Common       Common     Paid-in     Donated   Accumulated    Stockholders'
                         Shares    Stock      Shares       Stock     Capital     Capital     Deficit         Equity
                       --------- ---------- ------------ ---------- ----------- --------- -------------- -------------
 Balance at
 June 30, 2003             -0-      -0-     43,714,209    $ 4,371   $6,427,616  $14,972   $(6,446,959)    $    --

 Net Loss                                                                                                      --

 Common Stock
 Issuance                                                                                                      --

 Preferred
 Stock
 Conversion

 Increase in
 Paid-in
 Capital

 Balance at
 September
  30, 2003                 -0-      -0-     43,714,209    $ 4,371   $6,427,616  $14,972   $(6,446,959)    $    --
                        --------- -------- ------------ ---------- ----------- --------- -------------- -------------


                                                See Notes to Financial Statements

                                                                 5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2003              2002
                                                  -----------       -----------
Cash Flows from Operating Activities:
   Net Loss                                       $        --       $      (467)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
  Accounts  Payable and
  Accrued Liabilities
  Accrued Interest
   Total Adjustments                                                        467
                                                  -----------       -----------
   Net Cash Provided (Used)
     by Operating Activities                               --                --
                                                  -----------       -----------
Cash Flows From Investing Activities                       --                --
                                                  -----------       -----------

Cash Flows From
 Financing Activities                                      --                --
Net Increase
 (Decrease) in Cash                                        --                --
Cash at Beginning
 Of Year                                                   --                --
                                                  -----------       -----------
Cash at End of Year                               $        --       $        --
                                                  ===========       ===========


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

         h. Unaudited Financial Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.


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

         The primary expenses incurred in connection with the Company's activities include travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. These expenses had, formerly, been paid or assumed by Waylon McMullen, former President and still a Director of the Company. At present these expenses are being paid or assumed by RN Capital Partners, a company under the control of Martin Cohen, the Company's Chief Executive Officer and principal shareholder of the Company.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had any revenue from operations since 1994 and it does not have significant assets. If the Company's president, through RN Capital Partners, Inc., does not continue to pay and/or assume the payment for operational expenses of the Company the Company's operations will terminate.

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

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. These expenses had been funded and paid for by Officers and Directors of the Company and currently are being paid by RN Capital Partners, Inc.

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



Dated:  July 6, 2004                 THE FURIA ORGANIZATION, INC.



                                     By: /s/ Martin Cohen
                                        ---------------------------------------
                                        Martin Cohen
                                        President and Chief Accounting Officer