Form 10QSB
period 2003-12-31
FURIA ORGANIZATION INC /DE/
filed 2004-07-06
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   Quarterly report under sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly  period ended                          Commission File Number:
December 31, 2003                                                        0-13910


                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             95-3931129
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                          33496
-----------------------------------------                       -----------
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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
         December 31, 2003 (unaudited) and June 30, 2003                   3

         Statements of Operations -
         Three months ended December 31, 2003 and 2002 (unaudited)         4

         Statements of Changes in Stockholders' Equity
         for the period ended  December 31, 2003 (unaudited)               5

         Statements of Cash Flows -
         Three months ended December 31, 2003 and 2002 (unaudited)         6

         Notes to Financial Statements                                     7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                              December 31, 2003    June 30, 2003
                                              -----------------    -------------
Current Assets                                   $        --        $        --
                                                 -----------        -----------

         TOTAL ASSETS                            $        --        $        --
                                                 -----------        -----------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                                $        --        $        --
    Accrued Interest                                      --                 --
    Accounts Payable and other
      Accrued Liabilities                                 --                 --

         TOTAL LIABILITIES                       $        --        $        --
                                                 -----------        -----------

  Stockholders' (Deficiency)
    Convertible Preferred stock,
     (50,000,000 authorized; $.0001
     par, -0- shares outstanding)
     Common stock (200,000,000
     shares authorized, $.0001 par,
     43,714,209 and 43,714,209 shares
     issued and outstanding) as at
     December 31,2003 and June 30, 2003          $     4,371        $     4,371
    Additional Paid-In Capital                     6,427,616          6,427,616
    Donated Capital                                   14,972             14,972
    Accumulated Deficit                          $(6,446,959)       $(6,446,959)

     TOTAL STOCKHOLDERS (DEFICIENCY)             $        --        $        --

     TOTAL LIABILITIES AND
     SHAREHOLDERS' (DEFICIENCY)                  $        --        $        --
                                                 ===========        ===========

                        See Notes to Financial Statements

                                       3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                   December 31
                                          -----------------------------
                                             2003                2002
                                          ----------         ----------
Revenue                                   $       --         $       --
                                          ----------         ----------
    TOTAL REVENUE                         $       --         $       --
                                          ----------         ----------
General and administrative
 expenses                                 $       --         $       --
                                          ----------         ----------

NET LOSS                                  $       --         $       --
                                          ==========         ==========

Basic loss per common share               $    (0.00)        $    (0.00)
Weighted-average number of
common shares outstanding                 43,714,209         42,880,876




                        See Notes to Financial Statements

                                       4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                              Additional
                 Preferred Preferred    Common       Common    Paid-in    Donated   Accumulated   Stockholders'
                   Shares    Stock      Shares       Stock     Capital    Capital     Deficit        Equity
                 --------- ---------- ------------ ---------- ----------- --------- ------------  -------------
 Balance at
 September
 30, 2003            -0-      -0-     43,714,209    $ 4,371   $6,427,616  $14,972   $(6,446,959)   $       (--)

 Net Loss

 Common Stock
 Issuance

 Preferred
 Stock
 Conversion

 Increase in
 Paid-in
 Capital

 Balance at
 December                                                                                         --
 31, 2003            -0-      -0-     43,714,209   $ 4,371    $6,427,616  $14,972   $(6,446,959)   $       (--)
                 --------- ---------- ------------ ---------- ----------- --------- ------------  -------------



                                             See Notes to Financial Statements

                                                              5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                              December 31,
                                                      ----------------------------

                                                         2003              2002
                                                      ----------        ----------
Cash Flows from Operating
 Activities:
   Net Loss                                           $       --        $       --
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
  Accounts  Payable and
  Accrued Liabilities
  Accrued Interest
   Total Adjustments                                          --                --
                                                      ----------        ----------
   Net Cash Provided (Used)
     by Operating Activities                                  --                --
                                                      ----------        ----------
Cash Flows From Investing
  Activities                                                  --                --
                                                      ----------        ----------

Cash Flows From
 Financing Activities                                         --                --
Net Increase
  (Decrease) in Cash                                          --                --
Cash at Beginning
Of  Year                                                      --                --
                                                      ----------        ----------
Cash at End of Year                                   $       --        $       --
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

         The primary expenses incurred in connection with the Company's activities include travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. These expenses had, formerly, been paid or assumed by Waylon McMullen, former President and still a Director of the Company. At present these expenses are being paid or assumed by RN Capital Partners, a company under the control of Martin Cohen, the Company's Chief Executive Officer and a principal shareholder of the Company.

Critical Accounting Policies and Assumptions

         The Company's financial statements are prepared on the assumption that the Company is a going concern. However, the Company has not had any revenue from operations since 1994 and it does not have significant assets. If the Company's president, through RN Capital Partners, Inc does not continue to pay and/or assume the payment for operational expenses of the Company the Company's operations will terminate.

         Although the Company had net operating loss carry-forwards at December 31, 1998 that may be offset against future taxable income, no tax benefit has been recorded in the financial statements. Because the Company does not have income from ongoing operations, management assumes that the net operating losses will expire unused. Also, in connection with any acquisition, management assumes that more than 50% of the company's stock will be purchased by the acquisition candidate or its shareholders. As a result certain limitations under the Internal Revenue Code on the use of net operating losses will apply, which management assumes will cause most of the net operating losses to expire without being utilized.

Financial Condition

         The Company does not presently have any material commitments for capital expenditures. The Company's principal cash requirements are to fund telephone and travel expenses associated with investigating potential business activities, professional fees incurred in connection with its auditing and reporting with the Securities and Exchange Commission and expenses incurred in connection with any business combination that it decides to pursue. These expenses had been funded and paid for by Officers and Directors of the Company and currently are being paid by RN Capital, Inc.

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