Form 10QSB
period 2004-03-31
FURIA ORGANIZATION INC /DE/
filed 2004-07-06
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                           Commission File Number:
March 31, 2004                                                           0-13910


                          THE FURIA ORGANIZATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            95-3931129
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

5030 Champion Blvd. G6#237 Boca Raton, FL                          33496
-----------------------------------------                        ----------
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

                          PART I FINANCIAL INFORMATION


                                                                         Page

Item 1.  Financial Statements

         Balance Sheets
         March 31, 2004 (unaudited) and June 30, 2003                     3

         Statements of Operations -
         Three months ended March 31, 2004 and 2003 (unaudited)           4

         Statements of Changes in Stockholders' Equity
         for the period ended March 31, 2004 (unaudited)                  5

         Statements of Cash Flows -
         Three months ended March 31, 2004 and 2003 (unaudited)           6

         Notes to Financial Statements                                    7

                          THE FURIA ORGANIZATION, INC.
                                  BALANCE SHEET


                                                March 31, 2004   June 30, 2003
                                                --------------   -------------
Current Assets                                  $          --    $          --
                                                -------------    -------------

         TOTAL ASSETS                           $          --    $          --
                                                -------------    -------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable                               $          --    $          --
    Accrued Interest
    Accounts Payable and other
      Accrued Liabilities                                  --
                                                -------------    -------------
         TOTAL LIABILITIES                      $          --    $          --
                                                -------------    -------------

  Stockholders' (Deficiency)
    Convertible Preferred stock,
      (50,000,000 authorized; $.0001
      par, -0- shares outstanding)
      Common stock (200,000,000
      shares authorized, $.0001 par,
      43,714,209 shares issued and
      outstanding) as at March 31, 2004
      and June 30, 2003                         $       4,371    $       4,371
     Additional Paid-In Capital                     6,427,616        6,427,616
     Donated Capital                                   14,972           14,972
     Accumulated Deficit                        $  (6,446,959)   $  (6,446,959)

     TOTAL STOCKHOLDERS (DEFICIENCY)            $          --    $          --

     TOTAL LIABILITIES AND
     SHAREHOLDERS' (DEFICIENCY)                 $          --    $          --
                                                =============    =============

                        See Notes to Financial Statements

                                       3

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                       March 31
                                            ---------------------------
                                                2004             2003
                                            ----------       ----------
Revenue                                     $       --       $       --
                                            ----------       ----------
    TOTAL REVENUE                           $       --       $       --
                                            ----------       ----------
General and administrative
 expenses                                   $                $
                                            ----------       ----------


NET LOSS                                    $                $
                                            ==========       ==========

Basic loss per common share                 $    (0.00)      $    (0.00)

Weighted-average number of
common shares outstanding                   43,714,209       43,714,709



                        See Notes to Financial Statements

                                       4

                                                  THE FURIA ORGANIZATION, INC.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                        Additional
                           Preferred Preferred  Common       Common     Paid-in     Donated   Accumulated    Stockholders'
                            Shares    Stock      Shares      Stock      Capital     Capital     Deficit         Equity
                           --------- ---------- ------------ ---------- ----------- --------- -------------- -------------
 Balance at                    -0-      -0-     43,714,209    $ 4,371   $6,427,616  $14,972   $(6,446,959)      $  --
 December 31,
 2003

 Net Loss

 Common Stock
 Issuance

 Preferred
 Stock
 Conversion

 Reduction in
 Paid-in
 Capital

 Balance at
 March 31, 2004                -0-      -0-      43,714,209   $ 4,371    $6,427,616  $14,972   $(6,446,959)      $   --
                           --------- ---------- ------------ ---------- ----------- --------- -------------- -------------

                                                See Notes to Financial Statements

                                                                 5

                          THE FURIA ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                Three Months Ended
                                                     March  31,
                                           -----------------------------
                                              2004               2003
                                           ----------         ----------
Cash Flows from Operating
 Activities:
   Net Loss                                $                  $
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
  Accounts Payable and
    Accrued Liabilities
  Accrued Interest

   Total Adjustments
                                           ----------         ----------
   Net Cash Provided (Used)
     by Operating Activities                       --                 --
                                           ----------         ----------
Cash Flows From Investing
  Activities                                       --                 --
                                           ----------         ----------

Cash Flows From
 Financing Activities                              --                 --
Net Increase
 (Decrease) in Cash                                --                 --

Cash at Beginning
Of  Year                                           --                 --
                                           ----------         ----------
Cash at End of Year                        $       --         $       --
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

         The primary expenses incurred in connection with the Company's activities include travel and telephone expenses incurred to investigate business opportunities, and legal and accounting fees for compliance with SEC reporting requirements, for completion of the year end audit and in connection with the investigation of potential business combination candidates, and the negotiation of acquisition agreements and related documents in connection with potential acquisitions. These expenses had, formerly, been paid or assumed by Waylon McMullen, former President and still a Director of the Company. At present these expenses are being paid or assumed by RN Capital Partners, a company under the control of Martin Cohen, the Company's Chief Executive Officer and principal shareholder of the Company

Critical Accounting Policies and Assumptions

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

         (a)      The following exhibits are filed as part of this report:

                  31.1 Certification of Chief Executive and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE FURIA ORGANIZATION, INC.



                                            By:  /s/ Martin Cohen
                                                ------------------------------
                                                Martin Cohen, President