Form 10KSB
period 2004-06-30
FURIA ORGANIZATION INC /DE/
filed 2004-10-21
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2004

                         Commission file number: 0-13910

                          THE FURIA ORGANIZATION, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               95-3931129
---------------------------------                          --------------------
 (State or other Jurisdiction                                 (IRS Employer
of incorporation or organization                           Identification No.)

2233 Ridge Road, Suite 102, Rockwall, Texas                       75087
--------------------------------------------                   ----------
  (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (214) 923-8869

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ended June 30, 2004; $0.00

There are no recent quotes available for the Registrant's Common Stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant as of any recent date.

The number of shares outstanding of Common Stock as of August 30, 2004 was 28,742,842. There was no established published market value for the Registrant's stock during the last fiscal year and there were no published bid and asked prices.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

         THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures.. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company had been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

         On August 26, 2004, The Furia Organization, Inc. (the "Company") completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul") The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

         Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic, real time communication exchange for the transportation industry.

         As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company's Common Stock and 500,000 shares of the Company's preferred stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company's Common Stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company's Common Stock at the rate of 100 shares of Common Stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

                  (i) Upon the Company achieving revenues of $250,000 within twelve (12) months from the date of acquisition, an aggregate of 25% of the preferred stock may be converted;

                  (ii) Upon the Company achieving revenues of $500,000 within twelve (12) months from the date of acquisition, an aggregate of 50% of the preferred stock may be converted; and

                  (iii) Upon the Company achieving revenues of $750,000 within twelve (12) months from the date of acquisition, an aggregate of 100% of the preferred stock may be converted.

         On the one-year anniversary from the date of acquisition ("Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to Common Stock as hereinbefore set forth.

         The terms of the acquisition were negotiated between officers of the Company and the principal stockholders of Fronthaul. At the time of the negotiations, there was no relationship between the Company and any of its directors, officer or affiliates and Fronthaul or its management.

Business Objectives

         The Company, through its wholly owned subsidiary, Fronthaul, Inc., intends on developing a load matching service for the Transportation Freight Industry. Fronthaul is in the process of establishing a database of freight load information. Fronthaul intends to populate its database with existing freight portals, shippers, logistic professionals, freight brokers and truckers.

         Load matching is beneficial to truckers in that they can:

                  o        maximize loaded miles;
                  o        reduce layover time;
                  o        increase client bases; and
                  o        optimize their resources.

         Load matching is beneficial to the shipper in that they can:

                  o        batch uploads;
                  o        post shipments for free;
                  o        reduce call time;
                  o        increase productivity; and
                  o        broaden its carrier base.

         Fronthaul has developed two approaches to match shippers and truckers, Portal Exchange and Direct Shipper Usage.

         The Portal Exchange model operates as follows:

                  o Freight portals list loads available on the Fronthaul exchange through automated interfaces;
                  o The Fronthaul exchange service will match tendered loads with stored truckers requests, automatically sending a message to matching truckers;
                  o Interested truckers will then commit to the desired loads through their mobile phone, PDA or through the Internet;
                  o Load confirmations will then be sent to originating freight portal or shipper as well as the trucker;
                  o Ongoing load communications will then be handled directly between the trucker and shipper.

         The Direct Shipper Usage model operates as follows:

                  o Shippers enter load information directly on Fronthaul's database;
                  o Loads will then be automatically matched, messages sent and loads registered.

         Fronthaul will charge the shipper $.15 per mile for all loads shipped utilizing its load matching services.

         Fronthaul believes that its business model can only be successful if the truck driver is motivated to participate.

         In order to secure the truck driver's participation, Fronthaul will provide tem with the opportunity to enhance their income in two ways:

                  o        increased number of quality loads; and
                  o residual income through network marketing of Fronthaul's load matching service.

         In addition, Fronthaul will provide to the trucker (i) training for new members and sponsors, (ii) bonuses for individuals who perform above the standard criteria, and (iii) discounts on items such as fuel, healthcare and life insurance.

         Fronthaul expects that shippers will benefit from its matching services by reducing shipping costs. Utilizing Fronthaul load matching service will provide shippers with a n easy-to-use interface and access to the national truck drive pool. Shippers will have access to more cost effective transportation options and availability.

         Fronthaul will also create a drive rating system so shippers can utilize the best truck driver available.

         Once a truck drive and a shipper are matched utilizing Fronthual's matching service, rates will be typically negotiated between the shipper and the trucker and will be based on the type of freight to be hauled, the length of the haul, the area of delivery and other unique aspects of the load.

Competition

         The truckload carrier industry is highly fragmented and characterized by intense competition. There are also a number of established Internet Load Posting Boards. We are a new company entering an established business arena. Inherent difficulties exist for any new company seeking to enter an established field. The Company's competitors may have greater financial resources available to them as well as established relationships with truckers and shippers. As a result, Fronthaul will need to create programs and incentives to attract truckers as well as shippers to insure that they will utilize the Company's products and services.

Regulation

         The trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"), but a lack of regulations implementing such transfers currently prevents us from assessing the full impact of this action.

         Each potential acquisition will be regulated by the DOT and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, we may transport most types of freight to and from any point in the Unites States over any route selected by us.

         The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

Employees

         The Company presently has no employees other than its President, Michael D. Alexander.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         The Company neither owns nor leases real property.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment to its Certificate of Incorporation which (a) reverse split the outstanding shares of the Company's Common Stock one-for-five; and (b) increased the number of shares of Common Stock the Company is authorized to issue to 200,000,000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

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

         As of October 15, 2004, there were approximately 649 holders of record of the Company's Common Stock. As of October 15, 2004 we reported 28,742,842 outstanding shares of Common Stock, $.0001 par value. There have been no dividends paid or declared since the inception of the Company, and the Company's present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

         On August 26, 2004, the Company completed the acquisition of all issued and outstanding shares of Fronthaul, Inc. An aggregate of 20,000,000 shares of the Company's Common Stock and 500,000 shares of the Company's Preferred Stock were issued to the Fronthaul shareholders, including 20,000,000 shares of Common Stock and 400,000 shares of Preferred Stock to Michael D. Alexander, the Company's CEO, President and Chairman. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Financial Condition

         The Company had neither operations nor revenues since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent's fees were paid by Southcal Investments, Inc., a company then under the control of Waylon McMullen, the Company's former President and former Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44, 530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company's Common Stock.

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

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company;
(3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued,(including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN. Up to August 19, 2004, RN Capital Partners was satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc. Mr. Cohen resigned all positions with the Company on August 19, 2004.

Subsequent Events

         On August 26, 2004, The Furia Organization, Inc. (the "Company") completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul") The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

         Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic, real time communication exchange for the transportation industry.

         As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company's Common Stock and 500,000 shares of the Company's preferred stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company's Common Stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company's Common Stock at the rate of 100 shares of Common Stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

                  (i) Upon the Company achieving revenues of $250,000 within twelve (12) months from the date of acquisition, an aggregate of 25% of the preferred stock may be converted;

                  (ii) Upon the Company achieving revenues of $500,000 within twelve (12) months from the date of acquisition, an aggregate of 50% of the preferred stock may be converted; and

                  (iii) Upon the Company achieving revenues of $750,000 within twelve (12) months from the date of acquisition, an aggregate of 100% of the preferred stock may be converted.

         On the one-year anniversary from the date of acquisition ("Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to Common Stock as hereinbefore set forth.

         The terms of the acquisition were negotiated between officers of the Company and the principal stockholders of Fronthaul. At the time of the negotiations, there was no relationship between the Company and any of its directors, officer or affiliates and Fronthaul or its management.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

         Financial statements are included under Item 13(A) and may be found at pages F-1 through F-8.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS
--------------------------------------------------------------------------------

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         As of October 15, 2004 the following were the Officers, Directors, Promoters and Control Persons of the Company.

        Name              Age                     Positions Held
        ----              ---                     --------------

Michael D. Alexander      36          CEO, President and Chairman of the Board

         Michael D. Alexander was appointed President ad Chief Executive Officer of the Company as a result of the acquisition by the Company of Fronthaul, Inc. From October 2003 to April 2004 Mr. Alexander was employed by Citigroup, Inc. as a business analyst, primarily involved in that company's restructuring department. From April 2001 to April 2004 Mr. Alexander was Chief Information Officer of Freethinc, Inc., a start-up business incubator. Mr. Alexander was also employed by SAP from 1999 to 2000 as its Webmaster for that company's website, mySAP.com. Mr. Alexander is also a certified Texas Peace Officer.

         On August 19, 2004 Mr. Waylon E. McMullen and Mr. Martin Cohen resigned their positions with the Company.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The Company has not paid any compensation to any officer or director during the period ending June 30, 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth certain information regarding the ownership of Company Common Stock as of October 15, 2004, based on information obtained from such persons, the Company's records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and
(iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned.

Name and Address
of Beneficial Owner                    Number of Shares    Percent of Class (1)
-------------------                    ----------------    --------------------

Michael D. Alexander (2)                   20,000,000              69.6%
2233 Ridge Road, Suite 102
Rockwall, Texas  75087

All Directors and Officers as a
group (one person)                         20,000,000               69.6%
-------------

(1) Based upon 28,742,842 Company Common Stock outstanding as of October 15 , 2004.
(2) Does not include the shares of Common Stock underlying the 400,000 shares of Preferred Stock issued to Mr. Alexander in connection with the acquisition of Fronthaul, Inc.

         The Company does not know of any other arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc, a Company under the control of Martin Cohen, President and Director of The Furia Organization, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company's expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with "cleaning up" the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN. Up to August 19, 2004, the date of Mr. Cohen's resignation, RN Capital Partners was satisfying the obligations of the Company.

         On August 26, 2004, the Company completed the acquisition of all issued and outstanding shares of Fronthaul, Inc. An aggregate of 20,000,000 shares of the Company's Common Stock and 500,000 shares of the Company's Preferred Stock were issued to the Fronthaul shareholders, including 20,000,000 shares of Common Stock and 400,000 shares of Preferred Stock to Michael D. Alexander, the Company's CEO, President and Chairman. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A. Financial Statements filed as part of this Report:

                                                                Page Reference

            Report of Independent Certified Public
              Accountants (Harvey Weingard C.P.A.)                     F-1

            Balance Sheets at June 30, 2004 and 2003                   F-2

            Statements of Operations for the years
              ended June 30, 2004 and 2003                             F-3

            Statement of Stockholders Deficiency for
              the years ended June 30, 2004 and 2003                   F-4

            Statements of cash flows for the years
              ended June 30, 2004 and 2003                             F-5

            Notes to Consolidated Financial Statements                 F-6

         B. Financial Statement Schedules:

            None

         C. The following Exhibits are filed as part of this Report:

            Exhibit         Description
              3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3 (a) of the Company's Registration Statement, File No. 2-94266 LA)

              3.2 Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 2.2 of the Company's 10-KSB for the fiscal year ended June 30, 1997)

              3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company's Registration Statement)

              4.1 Copy of Specimen Stock (Incorporated by reference to Exhibit of the Company's Registration Statement)

              31.1 Certification of Chief Executive and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

              32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350


         D. Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of October, 2004.

                                             THE FURIA ORGANIZATION, INC.


                                             By: /s/  Michael D. Alexander
                                                --------------------------------
                                                Michael D. Alexander, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive                       Title                     Date
-------------------                       -----                     ----

/s/ Michael D. Alexander          President and Director       October 21, 2004
---------------------------
Michael D. Alexander

                          Index to Financial Statements

Description                                                               Page

Report of Independent Certified Public
  Accountants (Harvey Weingard C.P.A.)                                     F-1

Balance Sheets at June 30,2004 and 2003                                    F-2

Statements of Operations for the years
  ended June 30, 2004 and 2003                                             F-3

Statement of Stockholders Deficiency
  For the years ended June 30, 2004 and 2003                               F-4

Statements of cash flows for the years
  ended June 30, 2004 and 2003                                             F-5

Notes to Consolidated Financial Statements                                 F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors of:
 The Furia Organization, Inc.


We have audited the accompanying balance sheets of The Furia Organization, Inc. of June 30, 2004 and 2003 and the related statements of operations, stockholders'(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Furia Organization, Inc. as of June 30, 2004 and 2003, , and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                  HARVEY WEINGARD, C.P.A

Boynton Beach, Florida
October 13, 2004

                          THE FURIA ORGANIZATION, INC.
                           BALANCE SHEET AS OF JUNE 30

                                                           2004                  2003
                                                           ----                  ----
                          ASSETS
                          ------
Current Assets                                        $          --          $         --
                                                      -------------          ------------
TOTAL ASSETS                                          $          --          $         --
                                                      -------------          ------------


         LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
         -----------------------------------------

Current Liabilities
 Note Payable                                         $          --          $         --

 Accrued Interest                                                                      --

 Accounts Payable and
   Other Accrued Liabilities                                     --                    --
                                                      -------------          ------------
       TOTAL LIABILITIES                              $          --          $         --
                                                      -------------          ------------

Stockholders' (Deficiency)
 Preferred Stock- $0.0001 par value,
   50,000,000 authorized, issued and
   outstanding -0-                                               --                    --
 Common Stock - $0.0001 par value, 200,000,000
  shares authorized, 43,714,209 issued and
  outstanding at  June 30, 2004 and 2003,             $       4,371          $      4,371
 Additional Paid-In Capital                               6,427,616             6,427,616
 Donated Capital                                             14,972                14,972
 Accumulated Deficit                                     (6,446,959)           (6,446,959)

    TOTAL STOCKHOLDERS' (DEFICIENCY)                  $          --          $         --
                                                      -------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)       $          --          $         --
                                                      =============          ============


                   See accompanying notes to financial statements

                                             F-2

                                  THE FURIA ORGANIZATION, INC.
                                     STATEMENT OF OPERATIONS
                                   FOR THE YEAR ENDED JUNE 30,


                                                           2004                  2003
                                                      -------------          ------------
     REVENUES                                         $          --          $         --
                                                      -------------          ------------

     TOTAL REVENUE                                    $          --          $         --
                                                      -------------          ------------


     EXPENSES

       General, administrative
         And Interest Expenses                        $          --          $        467
                                                      -------------          ------------

     NET LOSS                                         $          --          $       (467)

       Loss Per Common Share                          $     (0.0000)         $    (0.0000)

       Weighted Average Number of
         Common Shares Outstanding                       43,714,209            43,714,209




                            See accompanying notes to financial statements

                                                    F-3

                                          THE FURIA ORGANIZATION, INC.
                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                     FOR YEARS ENDED JUNE 30, 2004 AND 2003


                                                               Additional
                 Preferred    Preferred    Common       Common   Paid-in     Donated   Accumulated  Stockholder'
                   Shares       Stock      Shares       Stock    Capital     Capital     Deficit       Equity
                 ---------    ---------    ------       ------ ----------    -------   -----------  ------------
 Balance at
  June 30, 2003      -0-         -0-     43,714,209    $ 4,371  $6,427,616   $14,972   $(6,446,959)   $ (---)

 Net Loss

 Common Stock
 Issuance
 Increase in
 Paid in Capital
 Balance at          -0-        -0-      43,714,209   $ 4,371   $6,427,616   $14,972   $(6,446,959)   $ (---)
  June 30, 2004
 ------------- ---------- ---------- ------------ --------- ------------ --------- -------------- -------------


                                   See accompanying notes to financial statements

                                                           F-4

                                THE FURIA ORGANIZATION, INC.
                                   STATEMENT OF CASH FLOWS
                                 FOR THE YEAR ENDED JUNE 30


                                                              2004                    2003
                                                          ------------           -------------
Cash Flows from Operating Activities:
     Net Loss                                             $         --           $        (467)
     Adjustments to Reconcile
     Net Loss to Net Cash
     Provided (Used) by
     Operating Activities:
     Increase (Decrease)in
     Accounts Payable and
     Accrued Liabilities
     Increase in Notes Payable
     Accrued Interest                                               --                     467
                                                          ------------           -------------
   Total Adjustments                                      $         --           $         467
                                                          ------------           -------------

   Net Cash Provided (Used)
     by Operating Activities                                        --                      --

   Cash Flows From Investing
     Activities                                                     --                      --

   Cash Flows From
     Financing Activities                                           --                      --

   Net Increase
    (Decrease) in Cash                                              --                      --

   Cash at Beginning
     of Year                                                        --                      --
                                                          ------------           -------------
   Cash at End of Year                                    $         --           $          --
                                                          ============           =============



                          See accompanying notes to financial statements

                                                F-5

                          THE FURIA ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 and 2003


NOTE 1 - GOING CONCERN
----------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
         Organization
         ------------

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

NOTE 3 - INCOME TAXES
---------------------

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

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

         Pursuant to Resolutions adopted by the Board of Directors and the consent of Shareholders owning of record and beneficially 79% of the issued and outstanding Common Shares of the Company, the Certificate of Incorporation was, as at August 17, 2004 amended so as to reverse split the Common Shares on the basis of one new share of Common for each five old Common shares. The amendment further changed the number of Common Shares the Company is authorized to issue to 200,000,000 par value $.001.

         On August 26, 2004, The Furia Organization, Inc. (the "Company") completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul") The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

         Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic, real time communication exchange for the transportation industry.

         As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock were authorized for issuance to the shareholders of Fronthaul. The common stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company's common stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company's common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

                  (i) Upon the Company achieving revenues of $250,000 within twelve (12) months from the date of acquisition, an aggregate of 25% of the preferred stock may be converted;

                  (ii) Upon the Company achieving revenues of $500,000 within twelve (12) months from the date of acquisition, an aggregate of 50% of the preferred stock may be converted; and

                  (iii) Upon the Company achieving revenues of $750,000 within twelve (12) months from the date of acquisition, an aggregate of 100% of the preferred stock may be converted.

         On the one-year anniversary from the date of acquisition ("Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to common stock as hereinbefore set forth.