Form 10QSB
period 2004-09-30
FURIA ORGANIZATION INC /DE/
filed 2004-12-09
CIK 757563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   Quarterly report under sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2004                               Commission File Number: 0-13910


                          THE FURIA ORGANIZATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              95-3931129
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

2233 Ridge Road, Suite 102, Rockwall, Texas                          75087
-------------------------------------------                       ----------
  (Address of principal executive offices)                        (Zip Code)

                                 (972) 722-9999
               ----------------------------------------------------
              (Registrant's telephone number, including area code)


              5030 Champion Blvd. G6#237 Boca Raton, Florida 33496
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ] No [X] (2) Yes [X] No [ ]

The number of shares of the Issuer's Common Stock $.001 par value issued and outstanding at December 1, 2004 was 28,742,842

                         PART I - FINANCIAL INFORMATION


                                                                          Page

Item 1:  Financial Statements

         Balance Sheet
         September 30, 2004 (unaudited)                                     3

         Statements of Operations -
         Three months ended September 30, 2004 and 2003 (unaudited)         4

         Statements of Cash Flows -
         Three months ended September 30, 2004 and 2003 (unaudited)         5

         Notes to Financial Statements                                      6

                                    THE FURIA AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                           (Unaudited)

                                       September 30, 2004

CURRENT ASSETS
  Cash                                                                            $    16,971
  Prepaid Expenses
  Investments                                                                          34,055
                                                                                  -----------
        Total Current Assets                                                      $    51,026
                                                                                  -----------

PROPERTY AND EQUIPMENT  net                                                       $     8,481

OTHER ASSETS
  Goodwill                                                                        $    19,950
                                                                                  -----------

        TOTAL ASSETS                                                              $    79,457
                                                                                  -----------

CURRENT LIABILTIES
  Loans Payable                                                                   $   219,215

        TOTAL LIABILITIES                                                         $   219,215
                                                                                  -----------

STOCKHOLDERS' DEFICIENCY
  Common Stock  - $.001 par value; 200,000,000 authorized;
    28,742,842 issued and outstanding;                                            $    28,742
  Preferred Stock par value $.0001 50,000,000 authorized;
    500,000 issued and outstanding                                                         50
  Additional paid-in-capital                                                        6,423,245
  Donated Capital                                                                      14,972
  Accumulated Deficit                                                              (6,606,767)
                                                                                  -----------
        TOTAL STOCKHOLDERS' DEFICIENCY                                            $  (139,578)

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                                                      $    79,457
                                                                                  ===========


                   See notes to unaudited condensed financial statements

                                                3

                                          THE FURIA ORGANIZATION, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                          Three Months Ended
                                                                              September 30
                                                                          ------------------
                                                                  2004                              2003
                                                              -----------                       -----------
Revenue                                                       $     1,000                       $        --
                                                              -----------                       -----------

    TOTAL REVENUE                                             $     1,000                       $        --
                                                              -----------                       -----------

General and administrative
  expenses                                                    $   160,808                       $        --
                                                              -----------                       -----------

NET LOSS                                                      $   159,808                       $       467
                                                              ===========                       ===========

Basic loss per common share                                   $    (0.005)                      $     (0.00)

Weighted-average number of
  common shares outstanding                                    28,742,842                        42,380,876




                          See Notes to Condensed Consolidated Financial Statements

                                                    4

                                  THE FURIA ORGANIZATION, INC.
                                    STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                             September 30,
                                                                          ------------------
                                                                         2004             2003
                                                                     -----------      -----------
Cash Flows from Operating Activities:
Net Loss                                                             $  (159,808)              --
                                                                     -----------      -----------
  Net Cash Provided (Used) by Operating Activities                      (159,808)              --

Cash Flows Used in Investing Activities
  Purchase Property& Equipment                                             8,481               --
  Purchase Securities                                                     34,055
  Goodwill                                                                19,950
                                                                     -----------      -----------
  Cash Flows from Investing                                          $   (62,486)              --

Cash Flows From Financing Activities
  Loans payable                                                      $   219,215               --
  Common Stock                                                            20,000
  Preferred Stock                                                             50
                                                                     -----------      -----------
Net Cash provided by Financing Activities                            $   239,265               --
                                                                     ===========      ===========

Net Increase (Decrease) in Cash                                      $    16,971               --
Cash at Beginning                                                            -0-              -0-
Cash at 9/30/                                                        $    16,971              -0-


                               See Notes to Financial Statements

                                                5

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim statements and with the instructions to Form 10-QSB .The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005

NOTE 2 - BUSINESS AND REVERSE MERGER.

THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company's subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. As a result The Furia Organization, Inc had no active business from 1994 to the date of the acquisition of Fronthaul, Inc on August 26, 2004.

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

NOTE 3 - GOING CONCERN AND MANAGEMENTS PLANS.

The accompanying consolidated condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating cost and to allow it to continue as a going concern. In the quarter ended September 30, 2004, the Company sustained operating losses of approximately $160,000 on limited revenues of $1000. During that three month period received loans from third parties aggregating approximately $219,000 to pay operating costs.

The Company's ability to continue as a going-concern is dependent upon obtaining additional financing and the successful completion of its business plan. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that that then Company will be successful in locating additional financing or successfully fulfilling its business plans, in whole or in part.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of Fronthaul from the inception of operations in July, 2004 to September 30, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment
----------------------

Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition
-------------------

Revenue recognized by Fronthaul through September 30, 2004 represents revenue from miscellaneous sources.

Income Taxes
------------

The Company was not required to provide for a provision for income taxes for the three-month periods ended September 30, 2004 and 2003, as a result of net operating losses incurred during those periods.

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. convertible preferred stock discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments
-----------------------------------

The condensed consolidated financial statements include various estimated fair value information at September 30, 2004 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Investments and Loans Payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

All of the Company's financial instruments are held for purposes other than trading.

Property and Equipment
----------------------

Property and equipment consists of the following at September 30, 2004:

         Office Equipment, including computers.

NOTE 5 - LOANS PAYABLE

Consists of short term advances from friends of the company aggregating
$219,215.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

Changes in Capital Structure
----------------------------

On July 2, 2004, Stockholders of the Company owning approximately 79% of the issued and outstanding Common Stock of the Company, signed written consents, approving an Amendment to the Certificate of Incorporation of the Company which reverse split its outstanding Common Shares one for five and changed the number of shares of common stock the Company is authorized to issue to 200,000,000 par value $.001. The Amendment to the certificate of Incorporation and the reverse split of the common shares became effective on August 17, 2004.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Convertible Preferred Stock
---------------------------

In accordance with the terms of the acquisition of Fronthaul the Company issued 20,000,000 of its common stock and 500,000 shares of its preferred stock to the shareholders of Fronthaul. The preferred stock issued to the Fronthaul shareholders is convertible, at the option of the holder, into shares of the Company's common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

Premises: 2233 Ridge Road, Rockwall, Texas 75087, unit 102 Building B. In August 2004, the Company entered into a 12 month lease, with a right to renew for three additional twelve month period. The annual rent is $ 31,986 and the condo common monthly charges are $668.

Vehicle: Company leased a 2005 Hummer from JMS Construction, Inc, for a term of 48 months. Initial payment was $14,150 and the 47 remaining monthly payments are $601. The Company has the option of acquiring the vehicle, at the end of the term, for $27,932.

NOTE 8 - PROPOSED ACQUISITION

On September 1, 2004, Fronthaul, in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, The Company made initial payments to such parties upon the execution of the agreements and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource will be transferred to Fronthaul and the transaction shall be deemed consummated. Through September 30, 2004 an aggregate of $34,055 has been paid, by Fronthaul, to the shareholders of Loadsource against the purchase price for the capital shares of Loadsource. Should Fronthaul fail to make any of the required payments it shall be deemed in default of the agreements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock were issued to the shareholders of Fronthaul.

On September 1, 2004, Fronthaul, in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, The Company made initial payments to such parties upon the execution of the agreements and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource will be transferred to Fronthaul and the transaction shall be deemed consummated. Through September 30, 2004 an aggregate of $34,055 has been paid, by Fronthaul, to the shareholders of Loadsource against the purchase price for the capital shares of Loadsource.

Loadsource has developed a network of approximately 2700 broker agents who post shipping loads with them. Loadsource, once the loads are posted with them, is able to assign independent trucker to pick up and deliver such loads. The acquisition of Loadsource, in the opinion of management of Fronthaul, will facilitate the business activities of the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion relates to the historical financial statements of The Furia Organization. and subsidiary and should be read in conjunction with the condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $ 159,808 for the quarter ended September 30, 2004, an increase of $ 159,341 over the corresponding period in 2003. The increase in selling, general and administrative expenses resulted primarily from a change in status from a dormant, inactive, company and the acquisition of Fronthaul, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, our cash totaled $ 16,971 as compared with $-0- at September 30, 2003. This increase in cash is due to cash flow from financing activities reduced by cash flows used for investing activities.

Net cash used in operating activities was $159,808.

We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet such expenditures and other requirements. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" above. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report on Form 10-QSB contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

ITEM 3: CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weaknesses in our internal accounting controls as discussed below, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Harvey S Weingard, CPA our independent registered public accounting firm, that during their performance of review procedures related to The Furia Organization Inc., unaudited interim financial statements for the quarter ended September 30, 2004 identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

         Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

         Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

We have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following among others:

We periodically review staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions.

During the fourth quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by.

Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of The Furia Organization, Inc. financial statements as of and for the year ending June 30, 2005 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the
Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment to the Company's Certificate of Incorporation which (a) reverse split the outstanding shares of the Company's Common Stock one-for-five; and (b) increased the number of shares of Common Stock the Company is authorized to issue to 200,000,000. Shareholders representing 79% of the issued and outstanding shares of Common Stock, by written consent, voted in favor of the foregoing.

ITEM 6. EXHIBITS.

         (A)      Exhibits.

                  31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

                  32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 8, 2004               THE FURIA ORGANIZATION, INC.



                                      By: /s/ Michael Alexander
                                         ---------------------------------------
                                         Michael Alexander
                                         President and Chief Accounting Officer