Form 10QSB
period 2004-12-31
FURIA ORGANIZATION INC /DE/
filed 2005-02-15
CIK 757563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under sections 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

Commission File Number: 0-13910

THE FURIA ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3931129
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2233 Ridge Road, Suite 102, Rockwall, Texas	75087
(Address of principal executive offices)	(Zip Code)

(972) 722-9999
(Registrant’s telephone number, including area code)

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

The number of shares of the Issuer’s Common Stock $.001 par value issued and outstanding at December 31, 2004 was 28,742,842

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Balance Sheet
December 31, 2004 (unaudited)	3

Statements of Operations -
Three months ended December 31, 2004 and 2003 (unaudited)	4

Statements of Cash Flows -
Three months ended December 31, 2004 and 2003 (unaudited)	5

Notes to Financial Statements	6

THE FURIA AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

December 31, 2004
CURRENT ASSETS
Cash	$(6,818)
Prepaid Expenses
Investments	64,049
Total Current Assets	$57,231

PROPERTY AND EQUIPMENT
net of Accumulated Depreciation & Amortization	$91,316

OTHER ASSETS
Goodwill	$19,950

TOTAL ASSETS	$168,497

CURRENT LIABILTIES
Loans Payable	$583,081
TOTAL LIABILITIES	$583,081

STOCKHOLDERS’ DEFICIENCY
Common Stock - $.001 par value; 200,000,000 authorized; 28,742,842 issued and outstanding;;	$28,742
Preferred Stock par value $.0001 50,000,000 authorized 500,000 issued and outstanding	50
Additional paid-in-capital	6,423,245
Donated Capital	14,972
Accumulated Deficit	(6,881,593)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(414,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$168,497

See notes to unaudited condensed financial statements

THE FURIA ORGANIZATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31, 2004
	2004	2003

Revenue	$6220	$--

TOTAL REVENUE	$6220	$--

General and administrative expenses	$268,849	$--

NET LOSS	$(268,849)	$--

Basic loss per common share	$(0.009)	$(0.00)

Weighted average number of common shares outstanding	28,742,842	43,714,209

See notes to unaudited condensed financial statements

THE FURIA ORGANIZATION, INC. STATEMENTS OF CASH FLOWS
	Three Months Ended December 31, 2004,
	2004	2003
Cash Flows from Operating Activities:
Net Loss for period	$(262,629)

Net loss for Fronthaul		-0-
Adjusted in this period	$(12,196)	-0-
Depreciation & Amortization	$1,308	-0-
Net Cash Provided (Used)by Operating Activities	$(273,517)	-0-

Cash Flows Used in Investing Activities
Purchase Property& Equipment	84,144	-0-
Purchase Securities	29,994	-0-
Goodwill	----------	-0-
Cash Flows used for Investing	$114,138	-0-

Cash Flows From Financing Activities
Loans payable	$363,866	-0-

Net Increase (Decrease) in Cash
Cash at Beginning	$16,971
Cash at December 31	$(6,818)

Net Decrease in Cash	$(23,789)

See notes to unaudited condensed financial statements

THE FURIA ORGANIZATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim statements and with the instructions to Form 10-QSB .The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005

NOTE 2 - BUSINESS AND REVERSE MERGER.

THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, ("PFI") the Company’s subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. As a result The Furia Organization, Inc had no active business from 1994 to the date of the acquisition of Fronthaul, Inc on August 26, 2004.

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

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s common stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholders of Fronthaul. The common stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company’s common stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

THE FURIA ORGANIZATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 (unaudited)

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

NOTE 3 - GOING CONCERN AND MANAGEMENTS PLANS.

The accompanying consolidated condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, only recently has the company begun to establish sources of revenue sufficient to cover its operating cost and to allow it to continue as a going concern. In the quarter ended December 31, 2004, the Company sustained operating losses of approximately $262,000 on limited revenues of $6000. During that three month period received loans from third parties aggregating approximately $387,000 to pay operating costs.

The Company’s ability to continue as a going-concern is dependent upon obtaining additional financing and the successful completion of its business plan. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that that then Company will be successful in locating additional financing or successfully fulfilling its business plans, in whole or in part.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Fronthaul from the inception of operations in July, 2004 to December 31, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

THE FURIA ORGANIZATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 (unaudited)

Use of Estimates

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

Property and Equipment

Property and equipment are recorded at cost. The costs of additions, leasehold improvements and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition

Revenue recognized by Fronthaul through December 31, 2004 represents revenue from miscellaneous sources.

Income Taxes

The Company was not required to provide for a provision for income taxes for the three-month periods ended December 31, 2004 and 2003, as a result of net operating losses incurred during those periods.

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

Fair Value of Financial Instruments

The condensed consolidated financial statements include various estimated fair value information at December 31, 2004 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Investments and Loans Payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

All of the Company’s financial instruments are held for purposes other than trading.

THE FURIA ORGANIZATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 (unaudited)

Property and Equipment

Property and equipment consists of the following at December 31, 2004:

Office Equipment, including computers.

NOTE 5 - LOANS PAYABLE

Consists of short term advances from friends of the company aggregating $583,071.00.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Changes in Capital Structure

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

Convertible Preferred Stock

In accordance with the terms of the acquisition of Fronthaul the Company issued 20,000,000 of its common stock and 500,000 shares of its preferred stock to the shareholders of Fronthaul. The preferred stock issued to the Fronthaul shareholders is convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

THE FURIA ORGANIZATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 (unaudited)

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

Vehicle 1:  Company leased a 2005 Hummer from JMS Construction, Inc, for a term of 48 months. Initial payment was $14,150 and the 47 remaining monthly payments are $601. The Company has the option of acquiring the vehicle, at the end of the term, for $27,932.

Vehicle 2:  Company leased a 2005 Cadillac from GMAC, Inc, for a term of 48 months. Initial payment was $2,000 and the 47 remaining monthly payments are $ 931.48. The Company has the option of acquiring the vehicle, at the end of the term, for $18,288.96.

NOTE 12 - PROPOSED ACQUISITION

On September 1, 2004, Fronthaul, in furtherance of its business plan, entered into agreements with the shareholders of Loadsource , Inc to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, The Company made initial payments to such parties upon the execution of the agreements and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource will be transferred to Fronthaul and the transaction shall be deemed consummated. Through December 31, 2004 an aggregate of $34,055 has been paid, by Fronthaul, to the shareholders of Loadsource against the purchase price for the capital shares of Loadsource. Should Fronthaul fail to make any of the required payments it shall be deemed in default of the agreements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s common stock and 500,000 shares of the Company’s preferred stock were issued to the shareholders of Fronthaul.

On September 1, 2004, Fronthaul, in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, The Company made initial payments to such parties upon the execution of the agreements and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource will be transferred to Fronthaul and the transaction shall be deemed consummated. Through December 31, 2004 an aggregate of $34,055 has been paid, by Fronthaul, to the shareholders of Loadsource against the purchase price for the capital shares of Loadsource.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $ 268,849 for the quarter ended December 31, 2004, an increase of $ 268,249 over the corresponding period in 2003. The increase in selling, general and administrative expenses resulted primarily from a change in status from a dormant, inactive, company and the acquisition of Fronthaul, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, our cash totaled $ (6,818) as compared with $-0- at December 31, 2003. This decrease in cash is due to cash flows used for investing activities, and operations exceeding cash flows from financing activities.

Net cash used in operating activities was $273,517.

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

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" above. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

ITEM 3:  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our board of directors were advised by Harvey S Weingard, CPA our independent public accounting firm, that during their performance of review procedures related to The Furia Organization Inc., unaudited interim financial statements for the quarter ended December 31, 2004 identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

  Insufficiently skilled accounting personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

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

We have begun the process of identifying our Chief Financial Officer and have interviewed two candidates for this position. We chose not to employ either candidate to fill our position.

We periodically review staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions.

During the first quarter of 2005, we will continue our internal control review process to remediate the internal control material weaknesses identified above by.

Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of The Furia Organization, Inc. financial statements as of and for the year ending June 30, 2005 must attest to and issue a report on management’s assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s common stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholders of Fronthaul. The common stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company’s common stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a written consent of a majority of the Company’s shareholders, the Company approved an amendment to the Company’s Certificate of Incorporation which (a) reverse split the outstanding shares of the Company’s Common Stock one-for-five; and (b) increased the number of shares of Common Stock the Company is authorized to issue to 200,000,000. Shareholders representing 79% of the issued and outstanding shares of Common Stock, by written consent, voted in favor of the foregoing.

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

Dated:  December 31, 2004

THE FURIA ORGANIZATION, INC.

By:	/s/ Michael Alexander
Michael Alexander
CEO