Form 10QSB/A
period 2004-03-31
FURIA ORGANIZATION INC /DE/
filed 2005-04-04
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 0-13910

The Furia Organization, Inc.
(Exact name of small business issuer as
specified in its charter)

Delaware	95-3931129
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5030 Champion Blvd., G.6 #237, Boca Raton, FL 33496
(Address of principal executive offices)

       (561) 241-4713
(Issuer’s telephone number, including area code)

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes____  No____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,714,209 shares of common stock as of June 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes ___ No_X

THE FURIA ORGANIZATION, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited)	F-1

Condensed Consolidated Statements of Operations for the three months
and nine months ended March 31, 2004 and 2003 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the nine months
ended March 31, 2004 and 2003 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	3

Item 3.	Controls and Procedures	5

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults on Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits and Reports on Form 8-K	5

Signatures	6

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE FURIA ORGANIZATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2004

CURRENT ASSETS	$-0-
Total Assets	$-0-

CURRENT LIABILTIES
Notes payable	$-0-
Accrued Interest	-0-
Accrued Liabilities	-0-

Total Liabilities	$-0-

STOCKHOLDERS’ DEFICIENCY
Convertible Preferred Stock, $.0001
par value, 50,000,000 authorized,
-0- shares issued and outstanding	$-0-
Common Stock, $.0001 par value,
200,000,000 authorized,
43,714,209 shares issued and
outstanding at March 31, 2004	$4,371
Additional Paid In Capital	6,427,6116
Donated Capital	14,972
Accumulated Deficit	$(6,446,959)

TOTAL STOCKHOLDERS’
DEFICIENCY	$-0-

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIENCY	$-0-

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	Nine Months Ended March 31

	2004	2003	2004	2003
Revenue	-0-	-0-	-0-	-0-
TOTAL REVENUE	-0-	-0-	-0-	-0-
General and administrative expenses	-0-	-0-	-0-	-0-
NET LOSS	-0-	-0-	-0-	-0-
Basic loss per common share	-0-	-0-	-0-	-0-
Weighted average number of common shares outstanding	43,714,209	43,714,209	43,714,209	43,714,709

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine Months Ended March 31 (unaudited)

2004	2003
Cash Flows from Operating Activities:	$	$
Net loss	-0-	-0-
Adjustments to Reconcile	-0-	-0-
Net Loss to Net Cash	-0-	-0-
Net Cash Provided (Used)by	-0-	-0-
Operating Activities	-0-	-0-
Cash Flows Used in Investing Activities	-0-	-0-
Purchase Property& Equipment	-0-	-0-
Purchase Securities	-0-	-0-
Goodwill	-0-	-0-
Cash Flows used for Investing	-0-	-0-
Cash Flows From Financing Activities	-0-	-0-
Loans payable	-0-	-0-
Net Increase (Decrease) in Cash	-0-	-0-
Cash at Beginning	-0-	-0-
Cash at December 31	-0-	-0-
Net Increase (Decrease) in Cash	-0-	-0-

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004
(unaudited)

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

       b. Accounting Method

       The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company’s fiscal year ends June 30.

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

       h. Unaudited Financial Statements

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

NOTE 2 - GOING CONCERN

       The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek after a merger with an existing operating company.

Item 2.     Management’s Discussion and Analysis or Plan of Operations.

General

       The Furia Organization, Inc. (the "Company) was incorporated in the State of Delaware on June 26, 1984, with the corporate name of "Furia, Oringer Productions, Inc, for the purpose of writing and producing television programs and motion pictures. The Company changed its corporate name to The Furia Organization, Inc. on December 12, 1986. In 1989, the Company transferred and assigned its entertainment assets and became inactive.

       In 1993, Madison Fashions, Inc. was merged into a wholly owned subsidiary of the Company, and the Company engaged in the apparel business until April 1994 when it ceased operations and began to seek a merger or other reorganization opportunity.

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY’S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the Company’s condensed consolidated financial condition and results of operations should be read in connection with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, any change in the operations of the Company, and the ability of the Company to operate profitably after its development stage is completed.

Results of Operations for Three Months Ended March 31, 2004 and 2003

Three Months Ended
March 31
2003	2004
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$ -0-	$ -0-
General and administrative expenses . . . . .	$ -0-	$ -0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$ -0-	$ -0-
Net income (loss) per share. . . . . . . . . . . . .	$ -0-	$ -0-

Three months ended March 31, 2004 compared with three months ended March 31, 2003

       Revenues. The Company had no revenues during the three months ended March 31, 2004 and 2003, and is in the development stage.

       Expenses. The Company had no costs or expenses during the three months ended March 31, 2004 and 2003.

Results of Operations for Nine Months Ended March 31, 2004

Nine Months Ended
March 31
2003	2004
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$ -0-	$ -0-
General and administrative expenses . . . . .	$ -0-	$ -0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$ -0-	$ -0-
Net income (loss) per share. . . . . . . . . . . . .	$ -0-	$ -0-

Nine months ended March 31, 2004 compared with nine months ended March 31, 2003

       Revenues. The Company had no revenues during the first nine months of 2004 and 2003, and is in the development stage.

       Expenses. The Company had no costs or expenses during the three months ended March 31, 2004 and 2003.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

Nine months ended
March 31
2004	2003
(Unaudited)

Net cash used in operating activities	$ -0-	$ -0-
Net cash provided in investing activities	$ -0-	$ -0-
Net cash provided by financing activities	$ -0-	$ -0-

       Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the nine month periods ended March 31, 2004 and 2003, respectively.

       Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At March 31, 2004, the Company had current assets of $ 0 and current liabilities of $ 0.

       No net cash was used in operating activities during the nine months ended March 31, 2004.

Item 3. Controls and Procedures

       The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended March 31, 2004, and have concluded that the controls and procedures have been and are effective.

       There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item l.     Legal Proceedings

       None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

       None

Item 3.     Defaults upon Senior Securities

       None

Item 4.     Submission of Matters to a Vote of Security Holders

       None

Item 5.     Other Information.

       Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.01	Certification of Michael D. Alexander
32.01	Certification of Michael D. Alexander

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       The Furia Organization, Inc.

Date: April 1, 2005	By: /s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer and
Chief Financial Officer and Principal
Accounting Officer