Form 10QSB/A
period 2004-12-31
FURIA ORGANIZATION INC /DE/
filed 2005-04-04
CIK 757563

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
incorporation or organization

2233 Ridge Road, Suite 102, Rockwall, TX 75087
(Address of principal executive offices)

(972) 722-9999
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,737,843 shares of common stock as of September 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes No X

THE FURIA ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004
(unaudited)
CURRENT ASSETS
Cash	$(6,818)
Prepaid Expenses	-0-
Investments	64,049
Total Current Assets	$57,231

PROPERTY AND EQUIPMENT
net of Accumulated Depreciation & Amortization	$91,316

OTHER ASSETS
Goodwill	$19,950

TOTAL ASSETS	$168,497

CURRENT LIABILITIES
Loans Payable	583,081

TOTAL LIABILITIES	$583,081

STOCKHOLDERS’ DEFICIENCY
Common Stock, $.001 par value;
200,000,000 authorized; 28,742,842
issued and outstanding;	28,742
Preferred Stock, $.0001 par value
50,000,000 authorized, 500,000
issued and outstanding	50
Additional paid-in-capital	6,745,316
Donated Capital	14,972
Accumulated Deficit	(6,869,396)
Prior Period Adjustment	(12,197)
(6,881,593)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(78,069)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$168,497

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Revenue	$6,220	$-0-	$	$-0-
TOTAL REVENUE	6,220	-0-	7,220	-0-
General and administrative
expenses	268,849	-0-	$429,657	$-0-
NET LOSS	$(262,629)	$-0-	$(422,439)	$-0-
Basic loss per common share	$(0.009)	$(0.00)	$(0.00)	$(0.00)
Weighted average number
of common shares outstanding	28,742,842	43,714,209	28,742,842	43,714,209

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	(unaudited)		(unaudited)
	2004	2003	2004	2003
CASH FLOWS FROM OEPRATIONS:
Net Loss	$(262,629)		$(422,437)
Net loss for Fronthaul	(10,888)		7,853
Total		(273,517)		(414,584)
CASH FLOWS USED IN INVESTING
Purchase Property	(84,044)		(91,316)
Purchase Securities	(29,994)		(64,049)
Goodwill	-0-		(19,950)
Total		(114,138)		(175,316)
CASH FLOWS PROVIDED FROM
FINANCING ACTIVITIES
Loans Payable	363,866		246,566
Issuance Common	336,515	363,866	356,515	603,081
NET INCREASE IN CASH		(23,789)		(6,818)
Cash at Beginning		16,971		-0-
Cash at end		(6,818)		(6,818)

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim statements and with the instructions to Form 10-QSB .The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended December 31 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005

NOTE 2 - BUSINESS AND REVERSE MERGER.

The Furia Organization, Inc. (the "Company") was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc. ("PFI") the Company’s subsidiary and then only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. As a result The Furia Organization, Inc had no active business from 1994 to the date of the acquisition of Fronthaul, Inc on August 26, 2004.

On August 26, 2004, The Furia Organization, Inc. (the "Company") completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry businesses with wireless and Internet technologies, creating a dynamic, real time communication exchange for the transportation industry.

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s common stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholder of Fronthaul. The common stock issued to the shareholder of Fronthaul represented 69.6% of the 28,742,842 shares of the Company’s common stock in total outstanding post closing shares. The preferred stock issued to the Fronthaul shareholder shall be convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

On the one-year anniversary from the date of acquisition ("Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock into common stock as hereinbefore set forth.

NOTE 3 - GOING CONCERN AND MANAGEMENTS PLANS.

The accompanying condensed consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, only recently has the Company begun to establish sources of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. In the quarter ended December 31, 2004, the Company sustained operating losses of approximately $262,000 on limited revenues of $6,220. During that three month period, the Company received loans from third parties aggregating approximately $387,000 to pay operating costs. The Company’s ability to continue as a going-concern is dependent upon obtaining additional financing and the successful completion of its business plan. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or successfully fulfilling its business plans, in whole or in part.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Fronthaul, Inc. from the inception of operations in June, 2004 to December 31, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and equipment are recorded at cost. The costs of additions, leasehold improvements and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition

Revenue recognized by Fronthaul, Inc. through December 31, 2004 represents revenue from miscellaneous sources.

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

Fair Value of Financial Instruments

The condensed consolidated financial statements include various estimated fair value information at December 31, 2004, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Property and Equipment

Property and equipment consists of the following at December 31, 2004:

       Office Equipment, including computers.

NOTE 5 - LOANS PAYABLE

Consists of short term advances from friends of the Company aggregating $583,071.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Changes in Capital Structure

On July 2, 2004, the stockholders of the Company owning approximately 79% of the issued and outstanding Common Stock of the Company, signed written consents, approving an Amendment to the Certificate of Incorporation of the Company which reverse split its outstanding Common Shares one-for-five and changed the number of shares of common stock the Company is authorized to issue to 200,000,000, par value $.001. The Amendment to the Certificate of Incorporation and the reverse split of the common shares became effective on August 17, 2004.

Earnings Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Convertible Preferred Stock

In accordance with the terms of the acquisition of Fronthaul, Inc. the Company issued 20,000,000 shares of its common stock and 500,000 shares of its preferred stock to the shareholder of Fronthaul, Inc. The preferred stock issued to the Fronthaul shareholder is convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Premises: 2233 Ridge Road, Rockwall, Texas 75087, unit 102 Building B. In August 2004, the Company entered into a 12 month lease, with a right to renew for three additional twelve month periods. The annual rent is $ 31,986 and the condo common monthly charges are $668.

Vehicle 1: Company leased a 2005 Hummer from JMS Construction, Inc. for a term of 48 months. Initial payment was $14,150 and the 47 remaining monthly payments are $601. The Company has the option of acquiring the vehicle, at the end of the term, for $27,932.

Vehicle 2: Company leased a 2005 Cadillac from GMAC, Inc. for a term of 48 months. Initial payment was $2,000 and the 47 remaining monthly payments are $ 931.48. The Company has the option of acquiring the vehicle, at the end of the term, for $18,288.96.

NOTE 12 - PROPOSED ACQUISITION

On September 1, 2004, Fronthaul, Inc. in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, the Company made initial payments to such parties upon the execution of the agreement and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource will be transferred to Fronthaul, Inc. and the transaction shall be deemed consummated. Through December 31, 2004, an aggregate of $34,055 has been paid by Fronthaul, Inc. to the shareholders of Loadsource, Inc. against the purchase price for the capital shares of Loadsource, Inc. Should Fronthaul, Inc. fail to make any of the required payments, it shall be deemed in default of the agreements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

General

       The Furia Organization, Inc. (the “Company) was incorporated in the State of Delaware on June 26, 1984, with the corporate name of “Furia, Oringer Productions, Inc.”, for the purpose of writing and producing television programs and motion pictures. The Company changed its corporate name to The Furia Organization, Inc. on December 12, 1986. In 1989, the Company transferred and assigned its entertainment assets and became inactive.

       In 1993, Madison Fashions, Inc. was merged into a wholly owned subsidiary of the Company, and the Company engaged in the apparel business until April 1994 when it ceased operations and began to seek a merger or other reorganization opportunity.

       On August 26, 2004, the Company completed the acquisition of Fronthaul, Inc., a Nevada corporation (“Fronthaul”). The Company entered into a definitive acquisition agreement with Fronthaul and its sole shareholder to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry business with wireless and internet technologies, creating a dynamic, real time communication exchange for the transportation industry. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 post-split shares of the Company’s Common Stock and 500,000 shares of the Company’s Series A Convertible Preferred Stock were authorized for issuance to the shareholder of Fronthaul.

       On September 1, 2004, Fronthaul acquired 100% of the outstanding stock of Loadsource, Inc., a Tennessee corporation, for $311,580 from its unaffiliated shareholders, payable on an installment basis under the terms of promissory notes to the shareholders of Loadsource, Inc. of which $34,055 has been paid as of December 31, 2004, with the balance due on or before March 1, 2005. As a result, Loadsource, Inc. has become a wholly-owned subsidiary of the Company.

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

       The following discussion of the Company’s consolidated financial condition and results of operations should be read in connection with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, any change in the operations of the Company, and the ability of the Company to operate profitably after its development stage is completed.

Results of Operations for Three Months Ended December 31, 2004

       The following table sets forth certain operating information (unaudited) regarding the Company for the three month periods ended December 31, 2004 and 2003:

	Three Months Ended
	December 31
	2003	2004
	(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$-0-	$6,220
General and administrative expenses . . . . .	$-0-	$268,849
Financing fees and interest expense	$-0-	$-0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$-0-	$(262,629)
Net income (loss) per share. . . . . . . . . . . . .	$-0-	$(0.00)

Three months ended December 31, 2004 compared with three months ended December 31, 2003

       Revenues. The Company had $6,220 in revenues during the three months ended December 31, 2004 and had no revenues during the three months ended December 31, 2003; and is in the development stage.

       General and Administrative Expenses. General and administrative expenses increased approximately 100% to $268,849 in the three month period ended December 31, 2004, from $ 0 in 2003. This increase is due principally attributable to: increased year end audit fees; legal fees; and additional SEC filing expenses and increase in employee salaries and directors fees.

       Interest and Financing Fees. The Company incurred interest and financing fees of $268,849 during the three months ended December 31, 2004. These fees and expense came from the arrangements of short term debt.

Results of Operations for the Six Months Ended December 31, 2004.

       The net loss of the Company increased to $(262,629) during the six month period ended December 31, 2004, as compared with a loss of $ 0 during the same period of 2003, and was due primarily to the increase in general administrative expenses and financing fees.

       The following table sets forth certain operating information (unaudited) regarding the Company for the six month periods ended December 31, 2004 and 2003:

	Six Months Ended
	December 31
	2003	2004
	(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$-0-	$7,220
General and administrative expenses . . . . .	$-0-	$429,657
Financing fees and interest expense. . . . . . .	$-0-	$-0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$-0-	$(422,437)
Net income (loss) per share. . . . . . . . . . . . .	$(.000)	$(.000)

Six months ended December 31, 2004 compared with six months ended December 31, 2003

       Revenues. The Company had $7,220 in revenues during the first six months of 2004, and had no revenues during the six months ended December 31, 2003; and is in the development stage.

       General and Administrative Expenses. General and administrative expenses increased approximately 100% to $429,657 in the six month period ended December 31, 2003, from $ 0 in 2003. This increase is principally attributable to increased year end audit fees; legal fees and additional SEC filing Expenses and increase in employee salaries and directors fees.

       Results of Operations. The net loss of the Company increased to $(422,437) during the six month period ended December 31, 2004, as compared with a loss of $ 0 during the same period of 2003, an increase of approximately 100%, and was due primarily to increased professional fees.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Six Months Ended
	December 31,
	2004	2003
	(unaudited)

Net cash used in operating activities . . . . . . . . . .	$434,584	$-0-
Net cash used in investing activities . . . . . . . . . . .	$175,315	$-0-
Net cash provided by financing activities . . . . . . .	$603,081	$-0-

       Capital Expenditures. The Company incurred capital expenditures for property of $91,316, investments of $64,049 and goodwill of $19,950 during the six month period ended December 31, 2004.

       Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and Preferred Stock, and by short-term loans.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At December 31, 2004, the Company had current assets of $57,321, and current liabilities of $246,566, resulting in a working capital deficit of $(189,335).

       Net cash used in operating activities increased approximately, 100% to $(434,585) for the six months ended December 31, 2004, from $ 0 for the six months ended December 31, 2003. The increase in net cash used in operating activities was due primarily to increased year end audit fees; legal fees; additional SEC filing expenses; and other general and administrative expenses. The Company also incurred financing fees associated with its notes.

Item 3.     Controls and Procedures

       The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the six month period ended December 31, 2004, and have concluded that the controls and procedures have been and are effective.

       There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item l.     Legal Proceedings

       None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

       During the three months ended December 31, 2004, the Company sold 1,583,338 shares of its Common Stock to 51 purchasers at $.10 per share for a total of $158,334.

Item 3.     Defaults upon Senior Securities

       None

Item 4.     Submission of Matters to a Vote of Security Holders

       None

Item 5.     Other Information.

       Not applicable.

Item 6.     Exhibits

(a) Exhibits

3.1

The Certificate of Incorporation filed June 26, 1984 of the Company is incorporated herein by reference to Exhibit 3(a) of the Company’s registration statement on Form 10 (File No. 2-94266), effective May 14, 1985.

3.2

A Certificate of Amendment to the Articles of Incorporation filed December 12, 1996, is incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-KSB annual report for its fiscal year ended June 30, 1997.

3.3

A Certificate of Amendment to the Articles of Incorporation dated August 19, 2004, is incorporated herein by reference to Exhibit 3.3 of the Company’s Form 10-QSB/A quarterly report for the quarter ended September 30, 2004.

3.4	The By-Laws of the Company are incorporated herein by reference to Exhibit 3(b) of the Company’s registration statement on Form 10 (File No. 2-94266) effective May 14, 1985.

10.	Material Contracts

10.1

Stock Purchase Agreement between the Company and the stockholder of Fronthaul, Inc. dated August 26, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 1, 2004.

10.2

Stock Purchase Agreement between Fronthaul Inc. and the stockholders of Loadsource, Inc. dated September 1, 2004, is incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB/A quarterly report for the period ended September 30, 2004.

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