Form 10QSB/A
period 2004-09-30
FURIA ORGANIZATION INC /DE/
filed 2005-04-05
CIK 757563

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

5030 Champion Blvd., G.6 #237, Boca Raton, FL 33496
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

THE FURIA ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2004
CURRENT ASSETS
Cash	$16,971
Prepaid Expenses	-0-
Investments	34,055
Total Current Assets	51,026

PROPERTY AND EQUIPMENT
net of Accumulated Depreciation & Amortization	8,481

OTHER ASSETS
Goodwill	19,950

TOTAL ASSETS	79,457

CURRENT LIABILITIES
Loans Payable	219,215

TOTAL LIABILITIES	$219,215

STOCKHOLDERS’ DEFICIENCY
Common Stock, $.0001 par value;
200,000,000 authorized; 28,737,843
issued and outstanding;	28,747
Preferred Stock, par value $.0001 50,000,000
authorized 500,000 issued and outstanding	50
Additional paid-in-capital	6,423,245
Donated Capital	14,972
Accumulated Deficit	(6,606,767)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(139,578)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$79,457

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003

Revenue	$1,000	$-0-

TOTAL REVENUE	1,000	-0-

General and administrative expenses	160,808	-0-

NET LOSS	$(159,808)	$(467)

Basic loss per common share	$(0.005)	$(0.00)

Weighted average number of common
shares outstanding	28,742,842	43,714,209

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30
	(unaudited)
	2004	2003

Cash Flows from Operating Activities:
Net Loss	$(159,808)	-0-
Net Loss for period	$(159,808)	-0-

Cash Flows Used in Investing Actitivies
Purchase Property & Equipment	(8,481)	-0-
Purchase Securities	(34,055)	-0-
Goodwill	(19,950)	-0-
Cash Flows from Investing	$(62,486)	-0-

Cash Flows From Financing Activities
Loans payable	$219,215	-0-
Common Stock	20,000	-0-
Preferred Stock	50	-0-
Net Cash from Financing	$239,265	-0-

Net Increase (Decrease) in Cash	$16,971	-0-
Cash at Beginning	-0-	-0-
Cash at September 30	$16,971	-0-

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim statements and with the instructions to Form 10-QSB .The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 - BUSINESS AND REVERSE MERGER.

The Furia Organization, Inc. (the "Company") was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc. ("PFI"), the Company’s subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. As a result The Furia Organization, Inc had no active business from 1994 to the date of the acquisition of Fronthaul, Inc on August 26, 2004.

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

NOTE 3 - GOING CONCERN AND MANAGEMENTS PLANS.

The accompanying condensed consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating cost and to allow it to continue as a going concern. In the quarter ended September 30, 2004, the Company sustained an operating loss of approximately $159,808 on limited revenues of $1000. During that three month period, the Company received loans from third parties aggregating approximately $219,215 to pay operating costs.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Fronthaul, Inc. from the inception of operations in June, 2004 to September 30, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue recognized by Fronthaul, Inc. through September 30, 2004 represents revenue from miscellaneous sources.

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

Fair Value of Financial Instruments

The condensed consolidated financial statements include various estimated fair value information at September 30, 2004, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Changes in Capital Structure

On July 2, 2004, the stockholders of the Company owning approximately 79% of the issued and outstanding Common Stock of the Company, signed written consents, approving an Amendment to the Certificate of Incorporation of the Company that changed the par value of its Common Stock from $.0001 to $.001 per share, and to authorize the reverse split its outstanding Common Shares one-for-five. The Amendment to the Certificate of Incorporation and the reverse split of the common shares became effective on August 17, 2004.

Earnings Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Convertible Preferred Stock

In accordance with the terms of the acquisition of Fronthaul, Inc., the Company issued 20,000,000 shares of its Common Stock and 500,000 shares of its Series A Convertible Preferred Stock to the shareholder of Fronthaul, Inc. The Preferred Stock issued to the Fronthaul shareholder is convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

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

NOTE 8 - ACQUISITION

On September 1, 2004, Fronthaul, Inc. in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreements with the shareholders of Loadsource, Inc., the Company made initial payments to such parties upon the execution of the agreements and is required to make additional payments on the first day of October 2004 through February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable. Upon completion of the required payments, the capital shares of Loadsource, Inc. will be transferred to Fronthaul, Inc. and the transaction shall be deemed consummated. Through September 30, 2004 an aggregate of $34,055 has been paid by Fronthaul, Inc. to the shareholders of Loadsource, Inc. against the purchase price for the capital shares of Loadsource, Inc. Should Fronthaul, Inc. fail to make any of the required payments, it shall be deemed in default of the agreements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

General

       The Furia Organization, Inc. (the “Company) was incorporated in the State of Delaware on June 26, 1984, with the corporate name of “Furia, Oringer Productions, Inc, for the purpose of writing and producing television programs and motion pictures. The Company changed its corporate name to The Furia Organization, Inc. on December 12, 1986. In 1989, the Company transferred and assigned its entertainment assets and became inactive.

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

       On September 1, 2004, Fronthaul acquired 100% of the outstanding stock of Loadsource, Inc., a Tennessee corporation, for $311,580 from its unaffiliated shareholders, payable on an installment basis under the terms of the sale agreements with the shareholders of Loadsource, Inc. of which $34,055 has been paid, with the balance due on or before March 1, 2005. As a result, Loadsource, Inc. has become a wholly-owned subsidiary of the Company.

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

Results of Operations for Three Months Ended September 30, 2004

       The following table sets forth certain operating information regarding the Company for the three month periods ended September 30, 2004 and 2003:

	Three Months Ended
	September 30
	2003	2004
	(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$-0-	$1,000
General and administrative expenses . . . . .	$-0-	$160,808
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$-0-	$(159,808)
Net income (loss) per share. . . . . . . . . . . . .	$-0-	$($.005)

Three months ended September 30, 2004 compared with three months ended September 30, 2003

       Revenues. The Company had $1,000 in revenues during the three months ended September 30, 2004 and had no revenues during the three months ended September 30, 2003; and is in the development stage.

       General and Administrative Expenses. General and administrative expenses increased to $160,808 in the three month period ended September 30, 2004, from $ 0 in 2003. This increase is due principally attributable to the acquisition of Fronthaul, Inc. and Loadsource Inc.

       Results of Operations. The net loss of the Company increased to $(159,808) during the three month period ended September 30, 2004, as compared with a loss of $ 0 during the same period of 2003, as a result of the acquisition of Fronthaul, Inc. and Loadsource Inc.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Three Months Ended
	September 30
	2004	2003
	(unaudited)

Net cash used in operating activities . . . . . . . . . .	$(159,808)	$-0-
Net cash used in investing activities . . . . . . . . . .	$(62,486)	$-0-
Net cash provided by financing activities . . . . . .	$239,265	$-0-

       Capital Expenditures. The Company incurred capital expenditures for office equipment, office furniture or other fixed assets during the three month period ended September 30, 2004 of $(159,808).

       Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and Preferred Stock and by short-term loans.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At September 30, 2004, the Company had current assets of $51,026, and current liabilities of $219,215, resulting in a working capital deficit of $(168,189).

       Net cash used in operating activities increased to $(159,808) for the three months ended September 30, 2004, from $ 0 for the three months ended September 30, 2003. The increase in net cash used in operating activities was due primarily to the acquisition of Fronthaul, Inc. and Loadsource Inc.

Item 3.     Controls and Procedures

       The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended September 30, 2004, and have concluded that the controls and procedures have been and are effective.

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

PART II - OTHER INFORMATION

Item l. Legal Proceedings

       None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       On October 1, 2004, the Company issued 17,654,780 shares of its restricted Common Stock to Michael D. Alexander in exchange for all of the issued and outstanding Common Stock of Fronthaul, Inc. effective August 26, 2004, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

       During August 2005, the Company issued 2,000,000 shares of its restricted Common Stock to Southcal Investments, Inc. in exchange for the cancellation of $33,315 and accrued interest, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       During the three months ended September 30, 2004, the Company held a special meeting of its stockholders by written consent, and approved a 1-for-5 reverse split of its outstanding Common Stock and approved an amendment to the Certificate of Incorporation.

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

3.3	A Certificate of Amendment to the Articles of Incorporation dated August 19, 2004.

3.4	The By-Laws of the Company are incorporated herein by reference to Exhibit 3(b) of the Company’s registration statement on Form 10 (File No. 2-94266) effective June 26, 1984.

10.	Material Contracts

10.1

Stock Purchase Agreements between the Company and the stockholder of Fronthaul, Inc. dated August 26, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of the Company filed on September 1, 2004.

10.2	Stock Purchase Agreement between Fronthaul Inc. and the stockholders of Loadsource, Inc. dated September 1, 2004.

31.01	Certification of Michael D. Alexander

32.01	Certification of Michael D. Alexander

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Furia Organization, Inc.

Date: April 1, 2005	By:	/s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer and
Chief Financial Officer and Principal
Accounting Officer