Form 10QSB/A
period 2003-12-31
FURIA ORGANIZATION INC /DE/
filed 2005-04-06
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes     X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,714,209 shares of common stock.

       Transitional Small Business Disclosure Format (check one): Yes             No     X

THE FURIA ORGANIZATION, INC.

PART I

FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2003
CURRENT ASSETS	$-0-

Total Assets	$-0-

CURRENT LIABILTIES
Notes payable	$-0-
Accrued Interest	-0-
Accrued Liabilities	-0-

Total Liabilities	$-0-

STOCKHOLDERS’ DEFICIENCY
Common Stock, $.0001 par value,
200,000,000 authorized,
43,714,209 shares issued and
outstanding at December 31, 2003	$4,371
Convertible Preferred Stock, $.0001
par value, 50,000,000 authorized,
-0- shares issued and outstanding
at December 31, 2003	-0-

Additional Paid In Capital	6,427,616
Donated Capital	14,972
Accumulated Deficit	$(6,446,959)

TOTAL STOCKHOLDERS’
DEFICIENCY	$-0-

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIENCY	$-0-

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONSb(Unaudited)

	Three Months Ended December 31 (unaudited)		Six Months Ended December 31 (unaudited)
	2002	2003	2002	2003

Revenue	$-0-	$-0-	$-0-	$-0-

TOTAL REVENUE	-0-	-0-	-0-	-0-

General and administrative
expenses	-0-	-0-	$467	$-0-

NET LOSS	$-0-	$-0-	$467	$-0-

Basic loss per common
share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares
outstanding	43,714,209	42,880,876	43,714,209	42,880,876

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended December 31 (unaudited)
	2002	2003

CASH FLOWS FROM OEPRATIONS:

Net Loss	-0-	-0-

Net loss for Fronthaul	-0-	-0-

Total	-0-	-0-

CASH FLOWS USED IN INVESTING

Purchase Property	-0-	-0-

Purchase Securities	-0-	-0-

Goodwill	-0-	-0-

Total	-0-	-0-

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

Loans Payable	-0-	-0-

Issuance Common	-0-	-0-

NET INCREASE IN CASH	-0-	-0-

Cash at Beginning	-0-	-0-

Cash at end	-0-	-0-

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003
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

Results of Operations for Three Months Ended December 31, 2003

Three Months Ended
December 31
	2003	2002
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . ..	$ -0-	$ -0-
General and administrative expenses . . . . .	$ -0-	$ -0-
Net income (loss) . . . . . . . . . . . . . . . . . . . ..	$ -0-	$ -0-
Net income (loss) per share. . . . . . . . . . . . .	$ -0-	$ -0-

Three months ended December 31, 2003 compared with three months ended December 31, 2002

       Revenues. The Company had no revenues during the three months ended December 31, 2003 and 2002, and is in the development stage.

       General and Administrative Expenses. General and administrative expenses were $ 0 in the three month period ended December 31, 2003 and for the same period of 2002.

       Results of Operations. There was a net loss of $ 0 during the three month period ended December 31, 2003 and for the same period of 2002.

Results of Operations for Six Months Ended December 31, 2003

Six Months Ended
December 31
	2003	2002
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . ..	$ -0-	$ -0-
General and administrative expenses . . . . .	$ -0-	$ -0-
Net income (loss) . . . . . . . . . . . . . . . . . . . ..	$ -0-	$ -0-
Net income (loss) per share. . . . . . . . . . . . .	$ -0-	$ -0-

Six months ended December 31, 2003 compared with six months ended December 31, 2002

       Revenues. The Company had no revenues during the first six months of 2003 and 2002, and is in the development stage.

       General and Administrative Expenses. General and administrative expenses increased 100% to $467 in the six month period ended December 31, 2003, from $ 0 in 2002.

       Results of Operations. The net loss of the Company increased to $467 during the six month period ended December 31, 2003, as compared with a loss of $ 0 during the same period of 2002, an increase of 100%, and was due primarily to general and administrative expenses.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

Six months ended
December 31
	2003	2002
(Unaudited)

Net cash used in operating activities	$ -0-	$ -0-
Net cash provided in investing activities	$ -0-	$ -0-
Net cash provided by financing activities	$ -0-	$ -0-

       Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the six month periods ended December 31, 2003 and 2002, respectively.

       Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At December 31, 2003, the Company had current assets of $ 0 and current liabilities of $ 0, resulting in a working capital deficit of $ 0, as compared to a working capital deficit of $ 0 at December 31, 2002.

       Net cash used in operating activities was $ 0 for the six months ended December 31, 2003, and for the six months ended December 31, 2002.

Item 3.     Controls and Procedures

       The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended December 31, 2003, and have concluded that the controls and procedures have been and are effective.

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

The Furia Organization, Inc.

Date: April 5, 2005	By:	/s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer