Form 10KSB/A
period 2004-06-30
FURIA ORGANIZATION INC /DE/
filed 2005-04-08
CIK 757563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Issuer’s telephone number: (214) 923-8869

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

(1) Yes [X]   No [   ]
(2) Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Amended Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amended Form 10-KSB or any amendment to this Amended Form 10-KSB. [X]

Registrant’s revenues for the year ended June 30, 2004; $0.00

There are no recent quotes available for the Registrant’s Common Stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant as of any recent date.

The number of shares outstanding of Common Stock as of March 21, 2004 was 28,742,842. There was no established published market value for the Registrant’s stock during the last fiscal year and there were no published bid and asked prices.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Amended Format:

Yes  [   ]   No  [X]

PRIVATE SECURITIES LITIGATION REAMENDED FORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Amended Form 10-KSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company’s ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

       THE FURIA ORGANIZATION, INC. (the "Company"), was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures.. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April 1994, Pat Fashions Industries, Inc, (“PFI”) the Company’s subsidiary and only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. Resultantly, the Company had been seeking a merger or combination candidate in any industry and has been inactive since May 1994.

       On August 26, 2004, The Furia Organization, Inc. (the “Company”) completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation (“Fronthaul”) The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

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

       As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s Common Stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company’s Common Stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company’s Common Stock at the rate of 100 shares of Common Stock for each share of preferred stock, such right of conversion shall be based upon the following Amended Formula:

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

       On the one-year anniversary from the date of acquisition (“Anniversary Date”), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to Common Stock as hereinbefore set forth.

       The terms of the acquisition were negotiated between officers of the Company and the principal stockholders of Fronthaul. At the time of the negotiations, there was no relationship between the Company and any of its directors, officer or affiliates and Fronthaul or its management.

Business Objectives

       The Company, through its wholly owned subsidiary, Fronthaul, Inc., intends on developing a load matching service for the Transportation Freight Industry. Fronthaul is in the process of establishing a database of freight load inAmended Formation. Fronthaul intends to populate its database with existing freight portals, shippers, logistic professionals, freight brokers and truckers.

       Load matching is beneficial to truckers in that they can:

  maximize loaded miles;
  reduce layover time;
  increase client bases; and
  optimize their resources.

       Load matching is beneficial to the shipper in that they can:

  batch uploads;
  post shipments for free;
  reduce call time;
  increase productivity; and
  broaden its carrier base.

       Fronthaul has developed two approaches to match shippers and truckers, Portal Exchange and Direct Shipper Usage.

       The Portal Exchange model operates as follows:

  Freight portals list loads available on the Fronthaul exchange through automated interfaces;
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

  Shippers enter load information directly on Fronthaul’s database;
  Loads will then be automatically matched, messages sent and loads registered.

       Fronthaul will charge the shipper $.15 per mile for all loads shipped utilizing its load matching services.

       Fronthaul believes that its business model can only be successful if the truck driver is motivated to participate.

       In order to secure the truck driver’s participation, Fronthaul will provide tem with the opportunity to enhance their income in two ways:

  increased number of quality loads; and
  residual income through network marketing of Fronthaul’s load matching service.

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

       Once a truck drive and a shipper are matched utilizing Fronthual’s matching service, rates will be typically negotiated between the shipper and the trucker and will be based on the type of freight to be hauled, the length of the haul, the area of delivery and other unique aspects of the load.

Competition

       The truckload carrier industry is highly fragmented and characterized by intense competition. There are also a number of established Internet Load Posting Boards. We are a new company entering an established business arena. Inherent difficulties exist for any new company seeking to enter an established field. The Company’s competitors may have greater financial resources available to them as well as established relationships with truckers and shippers. As a result, Fronthaul will need to create programs and incentives to attract truckers as well as shippers to insure that they will utilize the Company’s products and services.

Regulation

       The trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission (“ICC”) and various state agencies regulated truckload carriers’ operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (“DOT”), but a lack of regulations implementing such transfers currently prevents us from assessing the full impact of this action.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Pursuant to a written consent of a majority of the Company’s shareholders, the Company approved an amendment to its Certificate of Incorporation which (a) reverse split the outstanding shares of the Company’s Common Stock one-for-five; and (b) increased the number of shares of Common Stock the Company is authorized to issue to 200,000,000.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is currently no established trading market for the Company’s Common Stock. Trading in the Company’s Common Stock occurs from time to time on the over-the-counter market. The trading has been sporadic and quotations are rarely published. Due to the infrequency of trades during the past three years, the Company does not believe that there is an established public trading market for its Common Stock.

       As of October 15, 2004, there were approximately 649 holders of record of the Company’s Common Stock. As of October 15, 2004 we reported 28,742,842 outstanding shares of Common Stock, $.0001 par value. There have been no dividends paid or declared since the inception of the Company, and the Company’s present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

       On August 26, 2004, the Company completed the acquisition of all issued and outstanding shares of Fronthaul, Inc. An aggregate of 20,000,000 shares of the Company’s Common Stock and 500,000 shares of the Company’s Preferred Stock were issued to the Fronthaul shareholders, including 20,000,000 shares of Common Stock and 400,000 shares of Preferred Stock to Michael D. Alexander, the Company’s CEO, President and Chairman. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

       The Company had neither operations nor revenues since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent’s fees were paid by Southcal Investments, Inc., a company then under the control of Waylon McMullen, the Company’s Amended Former President and Amended Former Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003. As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44, 530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company’s Common Stock.

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

Results of Operations for the fiscal year ended June 30, 2004.

       The following table sets forth certain operating information regarding the Company for the year ended:

	June 30,
	2004	2003
Revenues	-0-	-0-
General and administrative expenses	-0-	467
Financing fees and interest expense
Net income (loss)	-0-	(467)
Net income (loss) per share

       Revenues. The Company had $0 revenues for the year ended June 30, 2004 compared with $0 revenues for 2003.

       Results of Operations. The Company earned $0 for the year ended June 30, 2004 compared with a net loss of $(467) for the year ended June 30, 2003.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

Three Months Ended
June 30, 2004
(unaudited)

Net cash used in operating activities	-0-
Net cash used in investing activities	-0-
Net cash provided by financing activities	-0-

       Capital Expenditures. The Company incurred no capital expenditures for equipment or other fixed assets during the period ended June 30, 2004.

       Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and Preferred Stock and by short-term loans.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At June 30, 2004 the Company had current assets of $0 and current liabilities of $0, resulting in a working capital of $0.

       On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capitals Partners, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company’s expenses, accrued and to be accrued,(including but not limited to legal and accounting fees) in connection with “cleaning up” the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN. Up to August 19, 2004, RN Capital Partners was satisfying the obligations of the Company. Mr. Martin Cohen, President of The Furia Organization, Inc., is also the President and Chief Operating Officer of RN Capital Partners, Inc. Mr. Cohen resigned all positions with the Company on August 19, 2004.

Subsequent Events

       On August 26, 2004, The Furia Organization, Inc. (the “Company”) completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation (“Fronthaul”) The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

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

       As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s Common Stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company’s Common Stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company’s Common Stock at the rate of 100 shares of Common Stock for each share of preferred stock, such right of conversion shall be based upon the following Amended Formula:

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

       On the one-year anniversary from the date of acquisition (“Anniversary Date”), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to Common Stock as hereinbefore set forth.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

       Effective March 16, 2005, Harvey Weingard, C.P.A., the independent certified public accountant and auditor of The Furia Organization, Inc. (the “Company”) for the fiscal years ended June 30, 2003 and 2004, was dismissed by the Company from further audit services to the Company because Mr. Weingard was not registered with the Public Company Accounting Oversight Board. The dismissal was approved by the Board of Directors of the Company.

       During the fiscal years ended June 30, 2003 and 2004, the financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, except that the reports of Harvey Weingard, C.P.A. for such fiscal years indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

       For the two fiscal years ended June 30, 2003 and 2004, there were no disagreements between the Company and Harvey Weingard, C.P.A. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Harvey Weingard, C.P.A. would have caused Harvey Weingard, C.P.A. to make reference to the subject matter of the disagreement in connection with its reports.

       Effective March 16, 2005, Lawrence Scharfman & Co., C.P.A., P.C., located at 9608 Honey Bell Circle, Boynton Beach, FL 33437 was engaged by the Company to audit the consolidated financial statements of the Company for its fiscal years ended June 30, 2003, 2004 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the year then ending. During the two most recent fiscal years or any subsequent interim period, the new independent accountant had not previously been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary, nor has the Company consulted with him regarding any accounting issue, auditing or financial reporting issue regarding such financial statements or any reportable event prior to February 2005.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       As of October 15, 2004 the following were the Officers, Directors, Promoters and Control Persons of the Company.

Name	Age	Positions Held

Michael D. Alexander	36	CEO, President and Chairman of the Board

       Michael D. Alexander was appointed President ad Chief Executive Officer of the Company as a result of the acquisition by the Company of Fronthaul, Inc. From October 2003 to April 2004 Mr. Alexander was employed by Citigroup, Inc. as a business analyst, primarily involved in that company’s restructuring department. From April 2001 to April 2004 Mr. Alexander was Chief In Formation Officer of Freethinc, Inc., a start-up business incubator. Mr. Alexander was also employed by SAP from 1999 to 2000 as its Webmaster for that company’s website, mySAP.com. Mr. Alexander is also a certified Texas Peace Officer.

       On August 19, 2004 Mr. Waylon E. McMullen and Mr. Martin Cohen resigned their positions with the Company.

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION

       The Company has not paid any compensation to any officer or director during the period ending June 30, 2004.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the ownership of Company Common Stock as of October 15, 2004, based on information obtained from such persons, the Company’s records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and (iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

Michael D. Alexander (2)	20,000,000	69.6%
2233 Ridge Road, Suite 102
Rockwall, Texas 75087

All Directors and Officers as a
group (one person)	20,000,000	69.6%

_____________
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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On December 21, 2000, in consideration of the services rendered and to be rendered by RN Capital Partners, Inc, a Company under the control of Martin Cohen, President and Director of The Furia Organization, Inc., in (1) negotiating, structuring and finalizing the recession, nun pro tunc referred to above; (2) seeking and negotiating with potential candidates interested in merging with the Company; (3) putting the Company in compliance with its obligations as a 12G Company under the Securities Exchange Act of 1934, as amended; and (4) paying and/or assuming the payment of the Company’s expenses, accrued and to be accrued, (including but not limited to legal and accounting fees) in connection with “cleaning up” the Company and bringing it in compliance with its obligations as a 12G Company, the Board of Directors of the Company authorized and directed the issuance of 13,500,000 shares of its Common Stock to RN. Up to August 19, 2004, the date of Mr. Cohen’s resignation, RN Capital Partners was satisfying the obligations of the Company.

       On August 26, 2004, the Company completed the acquisition of all issued and outstanding shares of Fronthaul, Inc. An aggregate of 20,000,000 shares of the Company’s Common Stock and 500,000 shares of the Company’s Preferred Stock were issued to the Fronthaul shareholders, including 20,000,000 shares of Common Stock and 400,000 shares of Preferred Stock to Michael D. Alexander, the Company’s CEO, President and Chairman. The shares were issued under the exemption from registration provided in Section 4(2) of the Act.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON AMENDED FORM 8-K.

A.	Financial Statements filed as part of this Report:

Page Reference

Report of Independent Certified Public Accountants
	(LawrenceScharfman & Co., C.P.A P.C..)	F-1

	Balance Sheets at June 30, 2004 and 2003	F-2

Statements of Operations for
	the years ended June 30, 2004 and 2003	F-3

Statement of Stockholders Deficiency
	for the years ended June 30, 2004 and 2003	F-4

Statements of cash flows for
	the years ended June 30, 2004 and 2003	F-5

	Notes to Consolidated Financial Statements	F-6

B.	Financial Statement Schedules:

None

C.	The following Exhibits are filed as part of this Report:

	Exhibit	Description
	3.1	Certificate of Incorporation of the Registrant ( Incorporated by reference to Exhibit 3 (a) of the Company’s Registration Statement, File No. 2-94266 LA)
	3.2	Certificate of Amendment to Articles of Incorporation ( Incorporated by reference to Exhibit 2.2 of the Company’s 10-KSB for the fiscal year ended June 30, 1997)
	3.3	By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company’s Registration Statement)
	4.1	Copy of Specimen Stock (Incorporated by reference to Exhibit of the Company’s Registration Statement)
	31.1	Certification of Chief Executive and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
	32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

D.	Reports on Amended Form 8-K

None

Index to Financial Statements

Description	Page

Report of Independent Certified Public
Accountants (Lawrence Scharfman CPA P.C.)	F-1

Balance Sheets at June 30,2004 and 2003.,	F-2

Statements of Operations for
the years ended June 30, 2004 and 2003.	F-3

Statement of Stockholders Deficiency
For the years ended June 30, 2004 and 2003	F-4

Statements of cash flows for
the years ended June 30, 2004 and 2003.	F-5

Notes to Consolidated Financial Statements	F-6

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

Mr. Michael Alexander
The Furia Organization, Inc.
2233 Ridge Road, Suite #102
Rockwall, Tx 75087

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of The Furia Organization, Inc.( the “Company”) of June 30, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standard of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company . as of (at) June 30, 2004 and June 30, 2003, , and the results of its operations and its cash flows for the year ended June 30, 2004 in conformity with U.S. generally accepted accounting principles..

/s/ Lawrence Scharfman
Lawrence Scharfman, C.P.A.
Boynton Beach, Florida

March 7, 2005

- LICENSED IN FLORIDA & NEW YORK -

THE FURIA ORGANIZATION, INC.
BALANCE SHEET AS OF JUNE 30

	2004	2003
ASSETS
Current Assets	$--	$--

TOTAL ASSETS	$--	$--

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

Current Liabilities
Note Payable	$--	$--
Accrued Interest	--
Accounts Payable and
Other Accrued Liabilities	--	--

TOTAL LIABILITIES	$--	$--

Stockholders’ (Deficiency)
Preferred Stock- $0.0001 par value,
50,000,000 authorized, issued and
outstanding -0-	--	--
Common Stock - $0.0001 par
value, 200,000,000 shares
authorized, 43,714,209 issued and
outstanding at June 30, 2004 and 2003,	$4,371	$4,371
Additional Paid-In
Capital	6,427,616	6,427,616
Donated Capital	14,972	14,972
Accumulated Deficit	(6,446,959)	(6,446,959)

TOTAL STOCKHOLDERS’
(DEFICIENCY)	$--	$--

TOTAL LIABILITIES AND
STOCKHOLDERS’(DEFICIENCY)	$--	$--

THE FURIA ORGANIZATION, INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30,

	2004		2003

REVENUES	$	---	$--

TOTAL REVENUE		$--	$--

EXPENSES

General, administrative
And Interest Expenses		$--	$467

NET LOSS		$--	$(467)

Loss Per Common Share		$(0.0000)	$(0.0000)

Weighted Average
Number of Common Shares
Outstanding		43,714,209	43,714,209

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR YEARS ENDED JUNE 30, 2004 AND 2003

					Additional
	Preferred	Preferred	Common	Common	Paid-in	Donated	Accumulated	Stockholder’
	Shares	Stock	Shares	Stock	Capital	Capital	Deficit	Equity

Balance at June 30,2003	-0-	-0-	43,714,209	$ 4,371	$6,427,616	$14,972	$(6,446,959)	$ (---)

Net Loss

Common Stock Issuance
Increase in Paid in Capital
Balance at June 30, 2004	-0-	-0-	43,714,209	$ 4,371	$6,427,616	$14,972	$(6,446,959)	$ (---)

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30

	2004	2003

Cash Flows from Operating
Activities:
Net Loss	$--	$(467)
Adjustments to Reconcile
Net Loss to Net Cash
Provided (Used) by
Operating Activities:
Increase (Decrease)in
Accounts Payable and
Accrued Liabilities
Increase in Notes Payable
Accrued Interest	--	467

Total Adjustments	$--	$467

Net Cash Provided (Used)
by Operating Activities
	--
Cash Flows From Investing
Activities	--	--

Cash Flows From
Financing Activities	--	--

Net Increase
(Decrease) in Cash	--	--
Cash at Beginning of Year	--	--

Cash at End of Year	$--	$--

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2004 and 2003
------------------------------------------------

NOTE 1 - GOING CONCERN

       The Furia Organization, Inc., (the Company) has been inactive for the past five years and was seeking candidate for a merger or business combination. (See Subsequent Events) The accompanying statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

       The Company’s continued existence as a going concern is substantially in doubt since such existence is solely dependent upon the continued support of its Board of Directors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       The Company was incorporated under the laws of the State of Delaware on June 26, 1984.

       Loss Per Common Share

       Loss per common share is computed by dividing net loss by the average number of common shares outstanding during the period.

       Use of Estimates

       The preparation of financial statements in conAmended Formity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

       The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities.

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

       On August 26, 2004, The Furia Organization, Inc. (the “Company”) completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation (“Fronthaul”) The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

       Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business inAmended Formation exchange, which provides a centralized database of freight load inAmended Formation accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic, real time communication exchange for the transportation industry.

       As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company’s common stock and 500,000 shares of the Company’s preferred stock were authorized for issuance to the shareholders of Fronthaul. The common stock issued to the shareholders of Fronthaul represent 69.6% of the 28,742,842 shares of the Company’s common stock in total outstanding post closing. The preferred stock issued to the Fronthaul shareholders shall be convertible, at the option of the holder, into shares of the Company’s common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following Amended Formula:

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

       On the one-year anniversary from the date of acquisition (“Anniversary Date”), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted preferred stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock to common stock as hereinbefore set forth.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Amended Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 2005.

THE FURIA ORGANIZATION, INC.

By:	/s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive	Title	Date

/s/ Michael D. Alexander	Chief Executive Officer,	April 7, 2005
Michael D. Alexander	President, Director and
Principal Financial and
Accounting Officer