Form 10KSB/A
period 2003-06-30
FURIA ORGANIZATION INC /DE/
filed 2005-04-11
CIK 757563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2003

Commission file number: 0-13910

THE FURIA ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-3931129
(State or other Jurisdiction	(IRS Employer
of incorporation or organization	Identification No.)

5030 Champion Blvd. G6#237, Boca Raton, Florida	33496
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 241-4713

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

(1) Yes [ ] No [X]
(2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant’s revenues for the year ended June 30, 2003; $0.00

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

Business Objectives

       The Company plans to seek one or more potential businesses that Management believes warrant the Company’s involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an investment company under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management’s specific intentions and investors will be unable to determine even the industries which management might consider.

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

       Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders that has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs, and there are no agreements concerning the election of members of the Board of Directors.

       It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company’s promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm’s length transaction, Management would seek an independent appraisal of the transaction. Notwithstanding the foregoing, there is the potential that a conflict of interest will arise between the Company and its management in which case Management’s fiduciary duties may be compromised. Any remedy available under state corporate law would, in such an event, most likely be prohibitively expensive and time consuming.

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

Regulation

       The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides exclusions from its application for companies that are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner that will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

       The Company’s plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas is regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

       Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

       The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception that allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company’s limited resources.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No items were submitted to a vote of the Company’s security holders during the fiscal year ended June 30, 2003.

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

       As of June 30, 2003, there were 649 holders of record of the Company’s Common Stock. As of June 1, 2004 we reported 43,714,209 outstanding shares of Common Stock, $.0001 par value. There have been no dividends paid or declared since the inception of the Company, and the Company’s present financial condition does not permit the payment of dividends. The Company cannot predict when, if at all, it will commence payment of dividends.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

       The Company had neither operations nor revenues since 1994. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent’s fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company’s former President and current Director. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003 As of September 3, 2002, the Company was indebted to Southcal Investments, Inc., in the sum of approximately $44, 530, consisting of the principal of the Promissory Note plus accrued interest of $11,215.On September 3, 2002, The Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company’s Common Stock.

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

Subsequent Events

       As of the date hereof, the Company remains a "shell" company. The Company plans to seek one or more potential businesses that Management believes warrant the Company’s involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

       The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

       It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company’s promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm’s length transaction, Management would seek an independent appraisal of the transaction.

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

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than ten percent (10%) of the Company’s common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

       The Company has not paid any compensation to any officer or director during the period ending June 30, 2003

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the ownership of Company common stock as of June 1, 2004, based on information obtained from such persons, the Company’s records and schedules required to be filed with the Company, with respect to (i) each shareholder known by the Company to own beneficially five percent (5%) or more of such outstanding Common Stock, (ii) each current director and executive officer of the Company, and (iii) all executive officers of the Company as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company had no operations nor revenues since fiscal year 1995. The expenses of the Company, for the fiscal year ended June 30, 1998, consisting principally of professional fees, transfer agent fees, franchise tax and registered agent’s fees were paid by Southcal Investments, Inc a Company then under the control of Waylon McMullen, the Company’s then President. In reimbursement for payments made by Southcal Investments, Inc., for and on behalf of the Company, The Company, on June 18, 1998 issued its Promissory Note to Southcal Investments, Inc. in the sum of $33,315 bearing interest at 8% per annum. The due date of the Note was June 20, 2003. On September 2, 2002, the Company and Southcal Investments, Inc., agreed to satisfy the Promissory Note issued by the Company, by the issuance of 2,000,000 shares of the Company’s Common Stock.

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

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.	Financial Statements filed as part of this Report:

Page Reference

Report of Independent Auditors on Financial
	Statements of The Furia Organization, Inc.		F-1

	Balance Sheet as of June 30,2003 and 2002		F-2

Statements of Operations for the year ended
	June 30, 2003 and 2002		F-3

Statement of Stockholders’ Deficiency for the year
	ended June 30, 2003 and 2002		F-4

Statement of Cash Flows for the year ended
	June 30, 2003 and 2002		F-5

Notes to Financial Statements of The Furia
	Organization, Inc. for the year ended June 30, 2003 and 2002		F-6

B.	Financial Statement Schedules:

None

C.	The following Exhibits are filed as part of this Report:

	Exhibit	Description

	3.1	Certificate of Incorporation of the Registrant (Incorporated by to Exhibit 3 (a) of the Company’s Registration Statement, File No. 2-94266 LA)

	3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 2.2 of the Company’s 10KSB for the fiscal year ended June 30, 1997)

	3.3	By-Laws of the Company (Incorporated by reference to Exhibit 3 (b) of the Company’s Registration Statement, File No. 2-94266 LA)

	4.1	Copy of Specimen Stock (Incorporated by reference to Exhibit of The Company’s Registration Statement, File No. 2-942266 LA)

	31.1	Certification of Chief Executive and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

	32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

D.	Reports on Form 8-K

None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Amended Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 23 day of March, 2005.

THE FURIA ORGANIZATION, INC.

By:	/s/ Michael Alexander
Michael Alexander
Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive	Title	Date

Michael Alexander	Chief Executive Officer and	March 23, 2005
Michael Alexander	Director

Index to Financial Statements

Description	Page

Report of Independent Certified Public
Accountants Lawrence Scharfman C.P.A.. P.C.)	F-1

Balance Sheets at June 30,2003 and 2002.	F-2

Statements of Operations for
the years ended June 30, 2003 and 2002.	F-3

Statement of Stockholders Deficiency
For the years ended June 30, 2003 and 2002	F-4

Statements of cash flows for the years
ended June 30, 2003 and 2002.	F-5

Notes to Consolidated Financial Statements	F-6

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

Mr. Michael Alexander
The Furia Organization, Inc.
2233 Ridge Road, Suite #102
Rockwall, Tx 75087

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of The Furia Organization, Inc.( the “Company”) of June 30, 2003 and 2002 and the related statements of operations, stockholders’ Equity and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standard of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company . as of (at) June 30, 2003 and June 30, 2002, , and the results of its operations and its cash flows for the year ended June 30, 2003 in conformity with U.S. generally accepted accounting principles..

Lawrence Scharfman, C.P.A.
Boynton Beach, Florida

March 7, 2005

THE FURIA ORGANIZATION, INC.
BALANCE SHEET AS OF JUNE 30

	2003	2002

ASSETS

Current Assets	$--	$--

TOTAL ASSETS	$--	$--

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

Current Liabilities
Note Payable	$--	33,315
Accrued Interest	--	10,748
Accounts Payable and
Other Accrued Liabilities	--	--

TOTAL LIABILITIES	$--	$44,063

Stockholders’ (Deficiency)
Preferred Stock- 0.0001 par value,
50,000,000 authorized, issued and
outstanding -0-	--	--
Common Stock - $0.0001 par
value, 200,000,000 shares
authorized, 43,714,209 and41,714,209 issued and
outstanding at June 30, 2003 and 2002,	$4,371	$4,171
Additional Paid-In Capital	6,427,616	6,383,286
Donated Capital	14,972	14,972
Accumulated Deficit	(6,446,959)	(6,446,492)

TOTAL STOCKHOLDERS’ (DEFICIENCY)	$--	$(44,063)

TOTAL LIABILITIES AND
STOCKHOLDERS’(DEFICIENCY)	$--	--

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30,

	2003	2002

REVENUES	$--	$--

TOTAL REVENUE	$--	$--

EXPENSES
General, administrative
And Interest Expenses	$467	$2,665

NET LOSS	$(467)	$(2,665)

Loss Per Common Share	$(0.0000)	$(0.0001)

Weighted Average
Number of Common Shares
Outstanding	43,714,209	41,714,209

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR YEARS ENDED JUNE 30, 2003 AND 2002

				Additional
	Preferred	Preferred	Common	Common	Paid-in	Donated	Accumulated	Stockholder’
	Shares	Stock	Shares	Stock	Capital	Capital	Deficit	Equity

Balance at
June 30, 2002	-0-	-0-	41,714,209	$ 4,171	$ 6,383,286	$ 14,972	$ (6,446,492)	$ (44,063)

Net Loss							(467)	(467)

Common
Stock			2,000,000	200				200

Issuance
Increase in
Paid in
Capital					44,330			44,330

Balance at
June 30, 2003	-0-	-0-	43,714,209	$ 4,371	$6,427,616	$ 14,972	$ (6,446,959)	$ (---)

See accompanying notes to financial statements

THE FURIA ORGANIZATION, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30

	2003	2002

Cash Flows from Operating
Activities:
Net Loss	$(467)	$(2,665)
Adjustments to Reconcile
Net Loss to Net Cash
Provided (Used) by
Operating Activities:
Increase (Decrease)in
Accounts Payable and
Accrued Liabilities
Increase in Notes Payable
Accrued Interest	467	2,665

Total Adjustments	$467	$2,665

Net Cash Provided (Used)
by Operating Activities	--	--

Cash Flows From Investing
Activities	--	--

Cash Flows From
Financing Activities	--	--

Net Increase
(Decrease) in Cash	--	--
Cash at Beginning
of Year	--	--

Cash at End of Year	$--	$--

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