Form 10QSB
period 2005-03-31
FURIA ORGANIZATION INC /DE/
filed 2005-05-20
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 0-13910

The Furia Organization, Inc.
(Exact name of small business issuer as
specified in its charter)

Delaware	95-3931129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2233 Ridge Road, Suite 102, Rockwall, TX 75087

(Address of principal executive offices)

(972) 722-9999

(Issuer's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,378,381 shares of common stock as of May 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

THE FURIA ORGANIZATION, INC.

THE FURIA ORGANIZATION, INC.
BALANCE SHEET
(Unaudited)

MARCH 31, 2005

CONSOLIDATED
3/31/2005

CURRENT ASSETS
CASH	60,527
PREPAID EXPENSES	0
A/R - TRADE	11,014
INTER-COMPANY	(0)
UNDEPOSITED FUNDS	28,589
INVESTMENTS	64,049
TOTAL CURRENT ASSETS	164,179

PLANT, PROPERTY AND EQUIPMENT, NET	123,468

OTHER ASSETS	0
GOODWILL	19,950

TOTAL ASSETS	307,596

CURRENT LIABILITIES
LOANS PAYABLE	246,566
ACCOUNTS PAYABLE	90
TOTAL CURRENT LIABILITIES	246,656

RETAINED EARNINGS	13,998
OPENING BAL EQUITY	100
NET INCOME	124,911
STOCKHOLDERS' DEFICIENCY
Common Stock - $.001 par value; 200,000,000 authorized;
32,106,357 issued and outstanding;	32,106
Preferred Stock - $.0001 par value; 50,000,000 authorized;
500,000 issued and outstanding;	50
ADDITIONAL PAID-IN CAPITAL	6,756,396
DONATED CAPITAL	14,972
ACCUMULATED DEFICIT	(6,881,593)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	60,940

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	307,596

THE FURIA ORGANIZATION, INC.
STATEMENT OF OPERATIONS
(Unaudited)

MARCH 31, 2005

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	31-Mar		31-Mar
	2005	2004	2005	2004
REVENUE	402,733	0	409,953	0
TOTAL REVENUE	402,733	0	409,953	0

GENERAL & ADMINISTRATIVE EXPENSES	277,822	0	707,479	0

NET PROFIT (LOSS)	124,911	0	(297,526)	0

GAIN (LOSS) PER COMMON SHARE	0.00389	0.00000	(0.00927)	0.00000

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	32,106,357	0	32,106,357	0

THE FURIA ORGANIZATION, INC.
CASH FLOW STATEMENT
(Unaudited)

MARCH 31, 2005

	2005	2004
	NINE MONTHS ENDED	NINE MONTHS ENDED
	31-Mar	30-Jun
	UNAUDITED	UNAUDITED
SOURCE OF CASH:
OPERATIONS	124,911
ISSUANCE OF COMMON STOCK	27,735	0
ISSUANCE OF PREFERRED STOCK	50	0
ADDITIONAL PAID-IN CAPITAL	328,780	0
INCREASE IN RETAINED EARNINGS	13,999	0
ISSUANCE OF CAPITAL STOCK	100	0
LOANS PAYABLE	246,566	0
INCREASE IN ACCOUNTS PAYABLE	90	0
INCREASE IN ACCOUNTS RECEIVABLES	(11,014)	0

CASH AVAILABLE	731,217	0

APPLICATION OF CASH:		0
UNDEPOSITED CASH	28,589	0
INVESTMENT IN SECURITIES	64,049	0
PURCHASE OF EQUIPMENT	123,468	0
GOOD WILL	19,950	0
INCREASE IN DEFICIT	434,634

TOTAL CASH APPLIED	670,690	0

INCREASE IN CASH	60,527	0

CHANGE IN CASH BALANCE:
CASH BALANCE, 03/31/05	60,527	0
CASH BALANCE, 12/31/04	0	0

INCREASE (DECREASE) IN CASH	60,527	0

THE FURIA ORGANIZATION, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim statements and with the instructions to Form 10-QSB. The information furnished in the interim financial statements include normal recurring of adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended March 30 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS - The accompanying condensed consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The condensed financial statements include the accounts of Fronthaul, Inc. from the inception of operations in June, 2004, to March 31, 2005. These statements also include the accounts of Loadsource Logistics, LLC from September, 2004, to March 31, 2005. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amoaunts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and equipment are recorded at cost. The costs of additions, leasehold improvements, and betterments are capitalizaed and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition - Revenue recognized by Fronthaul, Inc. and Loadsource Logistics through March 31, 2005, is revenue from miscellaneous sources.

Income Taxes - the Company was not required to provide for a provision for income taxes for the three-month periods ended March 31, 2005 and 2004, as a result of net operating losses incurred during those periods.

Loss or Gain Per Share - Basic net loss or gain per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.. Convertible preferred stock discussed in the notes to the consolidated financial statements were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments - The condensed consolidated financial statements include various estimated fair value information at March 31, 2005, as required by Statement of Financial Accounting Standards 107, “Disclosures about Fair Value of Financial Instruments.” Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments and Loans Payable - The carrying amounts approximate fair value because of the short maturity of those instruments.

All of the Company’s financial instruments are held for purposes other than trading.

Property and Equipment - As of March 31, 2005, property and equipment consists of office equipment, including computers.

NOTE 4 - LOANS PAYABLE - This consists of short-term advances from friends of the Company aggregating $246,566.

NOTE 5 - COMMITMENTS AND CONTINGENCIES -

Lease Obligations - Premises - 2233 Ridge Road, Rockwall, Texas 75087, Unit 102, Building B. In August, 2004, the Company entered into a 12-month lease, with a right to renew for three additional 12-month periods. The annual rent is $31,986, and the condo common monthly charges are $668.

Vehicle 1 - The Company leased a 2005 Hummer from JMS Construction, Inc. for a term of 48 months. Intiial payment was $14,150, and the remaining 47 monthly payments are $601. The company has the option of acquiring the vehicle at the end of the term for $27,932.

Vehicle 2 - The Company leased a 2005 Cadillac from GMAC, Inc. for a term of 48 months. Intiial payment was $2,000 and the 47 remaining monthly payments are $931.48. The Company has the option of acquiring the vehicle at the end of the term for $18,288.96.

NOTE 6 - ACQUSITION - On September 1, 2004, Fronthaul, Inc., in furtherance of its business plan, entered into agreements with the shareholders of Loadsource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $311,580. Under the agreement with the shareholders of Loadsource, the Company made initial payments to such parties upon the execution of the agreement and is required to make additional payments on the first day of October 2004 through February 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable, and we renegotiatied the contract to extend the purchase deadline an additional six months.

The following discussion of the Company’s consolidated financial condition and results of operations should be read in connection with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, any change in the operations of the Company, and the ability of the Company to operate profitably after its developmental stage is completed.

Three months ended March 31, 2005 compared with three months ended March 31, 2004

Revenues. The Company received in excess of $400K in revenues during the first quarter while still in the developmental stages as compared to $0 in 2004.

General and Administrative Expenses. General and administrative expenses increased to $277,822 in the three month period ended March 31, 2005, from $0 in 2004. This increase is due principally attributable to: increased year end audit fees; legal fees for filing patent applications in India, Canada, United States, Australia, Korea, Japan, China and The European Regional Patent office; patent litigation expenses; and additional SEC filing expenses.

Consulting Fees. Fees paid to consultants by the Company were $62,708 during the three month period ended March 31, 2005 compared to $0.00 during the three month period ended March 31, 2004..

Stock-based Consulting Fees. The Company incurred $0 in consulting fees that were paid by issuance of stock. The Company paid various individuals $0 in the Company’s common stock for consulting.

Stock-based Compensation. The Company has not paid any of the Company’s Common stock as compensation under the terms of his employment contract for the third quarter ended March 31, 2005.

Interest and Financing Fees. The Company incurred interest and financing fees of $0 during the third quarter of 2005.

Results of Operations. The net profit of the Company increased to $124,911 during the three month period ended March 31, 2005, as compared with a profit of $0 during the same period of 2004, an increase that was due primarily to the company beginning operations.

The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31
	2005	2004
	(unaudited)

Revenues	$402,733	$0
General and Administrative	$277,822	$0
Net Profit (Loss)	$124,911	$0
Net income (loss) per share	$.00389	$0

Nine months ended March 31, 2005 compared with nine months ended March 31, 2004

Revenues. The Company received in excess of $400K in revenues during this nine-month period and $0 for the same time frame in 2004 while being in the developmental stages.

General and Administrative Expenses. General and administrative expenses increased to $707,479 in the nine month period ended March 31, 2005, from $0 in 2004. This increase is principally attributable to the acquisition of Furia Subsidiaries Fronthaul, Inc, and Loadsource, Inc.

Consulting Fees. Consulting fees incurred in the operations of the Company increased to $62,708 during the nine month period ended March 31, 2005, from $0 during the nine month period of 2004 primarily as a result of incurred legal and audit fees.

Results of Operations. The net loss of the Company was $297,526 during the nine-month period ended March 31, 2005, as compared with a loss of $0 during the same period of 2004, and was due primarily to the acquisition of Furia Subsidiaries Fronthaul, Inc, and Loadsource, Inc.

The following table sets forth certain operating information regarding the Company for the nine months ended March 31, 2005 and 2004:

	Nine Months Ended
	March 31
	2005	2004
	(unaudited)
Revenues	$409,953	$0
General and administrative expenses	$707,479	$0
Net income (loss)	($297,526)	$0
Net income (loss) per share.	(.00927)	$0

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Nine Months Ended
	March 31
	2005	2004
	(Unaudited)
Net cash used in operating activities	$60,527	$0
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$0	$0

Capital Expenditures. The Company incurred $123,468 in capital expenditures for office equipment, office furniture or other fixed assets during the nine-month period ended March 31, 2005.

Liquidity and Capital Resources. The Company's capital resources have historically been provided by the sale of its Common Stock and by short-term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At March 31, 2005, the Company had current assets of $164,179, and current liabilities of $246,656, resulting in a working capital deficit of $(82,477).

Net cash used in operating activities increased $60,527 for the nine months ended March 31, 2005, from $ -0- for the nine months ended March 31, 2004. The increase in net cash used in operating activities was due primarily to the acquisition of Furia Subsidiaries’ Fronthaul, Inc, and Loadsource, Inc..

Item 3.	Controls and Procedures

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the President and by the Secretary and Treasurer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended March 31, 2005, and have concluded that the controls and procedures have been and are effective.

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

On August 26, 2004, the Company completed the acquisition of Fronthaul, Inc., a Nevada corporation (“Fronthaul”). The Company entered into a definitive acquisition agreement with Fronthaul and its sole shareholder to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry business with wireless and internet technologies, creating a dynamic, real time communication exchange for the transportation industry. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 post-split shares of the Company’s Common Stock and 500,000 shares of the Company’s Series A Convertible Preferred Stock were authorized for issuance to the shareholder of Fronthaul.

On September 1, 2004, Fronthaul acquired 100% of the outstanding stock of Loadsource, Inc., a Tennessee corporation, for $311,580 from its unaffiliated shareholders, payable on an installment basis under the terms of promissory notes to the shareholders of Loadsource, Inc. of which $19,996.00 has been paid as of March 31, 2005, with the balance to have been due on or before March 1, 2005. As a result, Loadsource, Inc. has become a wholly-owned subsidiary of the Company.

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

Item 3 - Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14© and Rule 15d-14© under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended March 31, 2005, and have condlued that the controls and procedures have been and are effective.

There have been no siginificant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item l. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.	Material Contracts
	10.1	Contract between Michael D. Alexander and The Furia Organization, Inc. dated August 28, 2004.
	31.1	Certification of Michael D. Alexander
	32.1	Certification of Michael D. Alexander

(b) Reports on Form 8-K.

On February 8, 2005 the Company filed a Form 8-K current report concerning the acquisition of assets Loadsource, Inc.
On March 17, 2005 the Company filed a Form 8-K current report concerning its change of its auditor.
On March 18, 2005 the Company filed a Form 8-K/A current regarding its change of auditor.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Furia Organization, Inc.

Date: May 19, 2005	By:	/s/ Michael D. Alexander
Michael D. Alexander, President and Chief Financial Officer and Principal Accounting Officer