Form 10QSB/A
period 2005-03-31
FURIA ORGANIZATION INC /DE/
filed 2005-06-10
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,087,721 shares of common stock as of June 9, 2005.

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

THE FURIA ORGANIZATION, INC.
STATEMENT OF OPERATIONS
(Unaudited)
MARCH 31, 2005

	THREE MONTHS ENDED 31-Mar		NINE MONTHS ENDED 31-Mar
	2005	2004	2005	2004

REVENUE	402,733	0	409,953	0
TOTAL REVENUE	402,733	0	409,953	0
GENERAL & ADMINISTRATIVE EXPENSES	277,822	0	707,479	0
NET PROFIT (LOSS)	124,911	0	(297,526)	0
GAIN (LOSS) PER COMMON SHARE	0.00389	0.00000	(0.00927)	0.00000
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	32,106,357	0	32,106,357	0

THE FURIA ORGANIZATION, INC.
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)
MARCH 31, 2005

	2005	2004
	9 MONTHS ENDED	9 MONTHS ENDED
	31-Mar	31-Mar

CASH FLOWS FROM OPERATING ACTIVITIES:
NET GAIN (LOSS) FOR PERIOD	(297,526)	0
INCREASE IN A/P	90	0
INCREASE IN A/R	(11,014)	0
NET LOSS F/FRONTHAUL	(12,196)	0
DEPRECIATION	1,308	0
CASH FLOW FROM OPERATING ACTIVITIES	(319,338)	0

CASH FLOWS FROM FINANCING:
ISSUANCE OF COMMON STOCK	20,000	0
ISSUANCE OF COMMON STOCK	3,364	0
ISSUANCE OF PREFERRED STOCK	50	0
ADDITIONAL PAID-IN CAPITAL	328,780	0
INCREASE IN RETAINED EARNINGS	13,999	0
ISSUANCE OF CAPITAL STOCK	100	0
LOANS PAYABLE	250,937	0
CASH FLOW FROM FINANCING	617,230	0

TOTAL CASH AVAILABLE	297,892	0

LESS CASH FLOWS USED IN INVESTING:
UNDEPOSITED CASH	28,589	0
INVESTMENT IN SECURITIES	64,049	0
PURCHASE OF EQUIPMENT	124,777	0
GOOD WILL	19,950	0
TOTAL CASH USED	237,365	0

INCREASE (DECREASE) IN CASH	60,527	0

CHANGE IN CASH BALANCE:
CASH BALANCE, ENDING	60,527	0
CASH BALANCE, BEGINNING	0	0

INCREASE (DECREASE) IN CASH	60,527	0

THE FURIA ORGANIZATION, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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

Results of Operations. The net profit of the Company increased to $ 124,911 during the three month period ended March 31, 2005, as compared with a profit of $0 during the same period of 2004, an increase that was due primarily to the company beginning operations.

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

Net cash used in operating activities increased $ 60,527 for the nine months ended March 31, 2005, from $ -0- for the nine months ended March 31, 2004. The increase in net cash used in operating activities was due primarily to the acquisition of Furia Subsidiaries’ Fronthaul, Inc, and Loadsource, Inc..

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.	Material Contracts

	10.1	Contract between Michael D. Alexander and The Furia Organization, Inc. dated August 28, 2004, is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 20, 2005.
	31.1	Certification of Michael D. Alexander
	32.1	Certification of Michael D. Alexander

(b) Reports on Form 8-K .

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

The Furia Organization, Inc.

Date: June 9, 2005	By:	/s/ Michael D. Alexander
Michael D. Alexander
President and Chief Financial Officer and Principal Accounting Officer