Form 10KSB
period 2005-06-30
FURIA ORGANIZATION INC /DE/
filed 2005-10-14
CIK 757563

U.S. Securities and Exchange Commission Washington, D.C. 20549

Form 10-KSB

IxI ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________     to _____________

Commission File Number: 0-13910

The Furia Organization, Inc.
(Name of small business issuer in its charter)

Delaware	95-3931129
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

2233 Ridge Road, Suite 102, Rockwall, TX 75087
(Address of principal executive offices)

972-722-9999
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
N/A

Name of each exchange on which registered
N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $548,858

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2005: Common stock, $.001 par value: $$6,741,741

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

The number of shares of the registrant's common stock outstanding as of October 10, 2005: 66,882,721shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER
MATTERS
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11 .	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14 .	CONTROLS AND PROCEDURES
ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Signatures

Exhibit Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Furia Organization, Inc. ("Furia") was incorporated under the corporate laws of the State of Delaware on June 26, 1984, originally with the corporate name of Furia, Oringer Productions, Inc. By 1991, Furia had transferred, assigned and disposed of all of its former entertainment properties. In April 1994, Pat Fashions Industries, Inc. ("PFI"), a subsidiary and then only operating entity of Furia, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 proceeding was subsequently converted to a Chapter 7 proceeding and PFI was then liquidated. Thereafter, Furia became an inactive public company shell without any significant assets or operations.

Furia currently offers comprehensive truck brokerage, logistics, and intermodal transportation services through its subsidiaries Fronthaul, Inc., Loadsource Logistics, Inc., and Fronthaul Intermodal, LLC.

On August 26, 2004, Furia completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). Furia entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of Furia. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of Furia. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic real-time communication exchange for the transportation industry. At the closing, an aggregate of 20,000,000 shares of Furia's Common Stock and 500,000 shares of its Preferred Stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represented 69.6% of the 28,742,842 shares of its then outstanding post-closing Common Stock. The Preferred Stock issued to the Fronthaul shareholders is convertible, at the option of the holders, into shares of Furia's Common Stock at the rate of 100 shares of Common Stock for each share of Preferred Stock. Such right of conversion is based upon the following formula:

1)	Upon Furia achieving revenues of $250,000 within twelve (12) months from the date of acquisition, an aggregate of 25% of the Preferred Stock may be converted;

2)	Upon Furia achieving revenues of $500,000 within twelve (12) months from the date of acquisition, an aggregate of 50% of the Preferred Stock may be converted; and

3)	Upon Furia achieving revenues of $750,000 within twelve (12) months from the date of acquisition, an aggregate of 100% of the Preferred Stock may be converted.

On the one year anniversary from the date of acquisition ("Anniversary Date"), should Furia fail to achieve any or all of the revenue thresholds, Furia shall redeem the unconverted Preferred Stock at a price of $.50 per share. Should Furia fail to redeem any or all of the unconverted Preferred Stock within 30 days from the Anniversary Date, then the shareholder, without regard to the revenue requirements set forth above may, at any time thereafter, convert the Preferred Stock to Common Stock as described above.

On September 1, 2004, Furia completed the acquisition of Loadsource, Inc., a privately held Tennessee corporation ("Loadsource"). Furia entered into a definitive acquisition agreement with Loadsource and its principal shareholders to acquire all of the capital stock of Loadsource. Furia entered into agreements with the shareholders of Loadsource to acquire all of the issued and outstanding capital shares of Loadsource for the aggregate sum of $311, 580. The capital shares of Loadsource have been transferred to Furia and the transaction to become consummated at the completion of financing or a suitable conclusion for all parties.

Services Provided

Furia's transportation services can be broadly placed into the following categories:

Truck Brokerage (Highway Services). Through its Fronthaul subsidiary, Furia matches drivers and truck loads together. Shippers/brokers access the load board and input the appropriate data for their loads. Drivers access the loads via any wireless device or call Fronthaul's call center. This program incorporates a unique driver/shipper feedback system very similar to eBay that can be connected to any database. Fronthaul collects a flat rate fee for the service. More than 600 drivers currently participate in this program. Drivers are motivated to utilize the service as it also provides them with the opportunity to gain residual income through the unique network-marketing component of Fronthaul's brokerage service. (Approximately 20% of total sales revenues).

Logistics. Loadsource is a motor carrier. Loadsource moves its contracted shipper's loads with leased trucks and trailers driven by drivers hired by Loadsource. More than 280 trucks and 420+ trailers are part of Loadsource's leased fleet. Furia's contracted shippers include Coors Brewing Company and Swift & Company (approximately 80% of total sales revenue). This component of Furia interfaces seamlessly with Fronthaul as the drivers are recruited from the Fronthaul database, and Fronthaul's load matching service facilitates the probability that the Loadsource trucks are full on their return trips.

Intermodal. Furia is engaged in providing Intermodal transportation services to its customers, a Freight Forwarder business. For example Furia utilizes Intermodal services to move freight from the Coors brewery to the rail, by rail to the destination city, and the local distributor. As no driver or tractor is needed to move these loads, Intermodal services are cost effective. Intermodal services also access air and ship cargo to meet the specific needs of our clients.

Furia, through its wholly-owned subsidiaries, has developed a load matching service for the transportation freight industry. Furia uses its client base of drivers to move its loads derived from brokers and shippers. Furia's load matching services enable its customers to focus their energies on manufacturing while Furia efficiently handles their shipping needs.

Fronthaul is establishing a database of freight loads in amended formation. Fronthaul is populating its database with existing freight portals, shippers, logistic professionals, freight brokers and truckers.

Load matching is beneficial to truckers in that they can:

•	maximize loaded miles;
•	reduce layover time;
•	increase client bases;
•	and optimize their resources.

•

Load matching is beneficial to the shippers in that they can:

•	Batch uploads
•	Post shipments for free;
•	Reduce call time;
•	Increase productivity; and
•	Broaden their carrier base.

•

Fronthaul has developed two approaches to match shippers and truckers, Portal Exchange and Direct Shipper Usage.

The Portal Exchange model operates as follows:

•	Freight portals list loads available on the Fronthaul exchange through automated interfaces;
•	The Fronthaul exchange service will match tendered loads with stored truckers requests, automatically sending a message to matching truckers;
•	Interested truckers will then commit to the desired loads through their mobile phone, PDA or through the Internet;
•	Load confirmations will then be sent to originating freight portal or shipper as well as the trucker; and
•	Ongoing load communications will then be handled directly between the trucker and shipper.

The Direct Shipper Usage model operates as follows:

•	Shippers enter load information directly into Fronthaul's database; and
•	loads will then be automatically matched, messages sent and loads registered.

Fronthaul charges the shipper a flat rate per mile for all loads shipped utilizing its load matching services.

Fronthaul believes that its business model can only be successful if the truck drivers are motivated to participate.

In order to secure the truck drivers' participation, Fronthaul provides them with the opportunity to enhance their income in two ways:

•	increased number of quality loads; and
•	residual income through network marketing of Fronthaul' s load matching service.

In addition, Fronthaul provides truckers (a) training for new members and sponsors, (b) bonuses for individuals who perform above the standard criteria, and (c) discounts on items such as fuel, healthcare and life insurance.

Fronthaul expects that shippers will benefit from its matching services by reducing shipping costs. Utilizing Fronthaul load matching service will provide shippers with an easy-to- use interface and access to the national truck driver pool. As a result, shippers have access to more cost effective transportation options and availability.

Fronthaul has also created a driver rating system so that shippers can evaluate and utilize the best truck drivers available.

Once a truck driver and a shipper are matched utilizing Fronthaul's matching service, rates are typically negotiated between the shipper and the trucker and are based on the type of freight to be hauled, the length of the haul, the area of delivery and other unique aspects of the load.

Marketing and Customers

Furia's system of services is designed to address the problem that at any given time approximately 50% of trucks on the road are empty. Furia's combination of brokerage, logistics, and Intermodal services can reduce this inefficient aspect of the transportation freight industry. The advantages that Furia brings to its customers are its de-facto Internet portal for Intermodal, land, air, and sea freight load information that is accessible through any wireless device, and the Fronthaul referral based marketing program that has not previously been done commercially in the transportation freight industry.

Key aspects that contribute to Furia's business are its Driver/Shipper Feedback System, reasonable fees, and exemplary customer service. Furia pays its drivers well and seeks to create a community of satisfied drivers making residual income.

Risk Management and Insurance

To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, Furia carries its own cargo insurance with a limit of $100,000 per container or trailer and a limit of $1,000,005 in the aggregate.

Government Regulation

Furia is licensed by the U.S. Department of Transportation as a broker in arranging for the transportation of general commodities by motor vehicle. To the extent that it performs truck brokerage services, Furia does so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $10,000 surety bond that Furia has posted through its subsidiary Fronthaul Inc. To date, compliance with these regulations has not had a material adverse effect on its results of operations or financial condition of Furia. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Competition

The transportation services industry is highly competitive. Furia competes against other IMCs, logistics companies, third party brokers, trucking companies and railroads that market their own Intermodal services. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, have substantially greater financial and other resources than Furia does.

Employees

As of June 30, 2005, Furia had five full-time employees. Furia's management team includes persons with proven success in the internet and transportation industries. Furia is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

Periodic Reports

Upon written request, our annual report to the U.S. Securities and Exchange Commission on Form 10-KSB for the fiscal year ended June 30, 2005, and its subsequent quarterly reports on Form lO-QSB will be furnished to the stockholders of Furia free of charge by writing to: The Furia Organization, Inc., 2233 Ridge Road, Suite 102, Rockwall, TX 75087.

Marketing and Customers

Furia is the only known referral based marketing transportation logistics Brokerage Company and currently has over 600 driver members. Furia expects to grow its business specifically in the areas of distribution of flatbed, dry van and refrigerated loads.

Furia believes that fostering long-term customer relationships is critical to our success. Through these long-term relationships, Furia is able to better understand its customers' needs and tailor its transportation services to the specific customer, regardless of the customer's size or volume.

Furia services customers in a wide variety of industries, including beer, meat, consumer products, retail, paper products, manufactured products, automotive parts and electronic equipment.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to enable Furia to become a leader among transportation providers in information processing for transportation services. Our Network Management System consists of Our Network Management System consists of internal and external server farms to handle virtually any amount of data and transaction sets.

ITEM 2. DESCRIPTION OF PROPERTY

Furia leases its principal executive offices, which are located at 2233 Ridge Road, Suite 102, Rockwall, TX 75087. The offices are comprised of approximately 2,600 square feet which is adequate for the current operations of Furia. The lease is for a term of 6 months., expiring in March, 2006, with a monthly rent of $ 3,733.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Furia is authorized to issue 200,000,000 shares of Common Stock, $.001 par value per share. At June 30, 2005, there were 46,222,721 shares of Common Stock issued and outstanding that were held by 779 stockholders of record.

The Common Stock of Furia is traded on the NASD Electronic Bulletin Board over-the -counter market (OTC-BB), and is quoted under the symbol "FURA".

Common Stock

Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by the stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of Furia now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and non-assessable. Upon any liquidation of Furia, the holders of Common Stock are entitled to share ratably in assets available for distribution to such stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

Preferred Stock

       Furia's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock, $.001 par value.

       Furia has issued 500,000 shares of its convertible preferred stock in connection with the acquisition of Fronthaul Inc. in August 2004. Each outstanding share of preferred stock is convertible into 100 shares of the Common Stock of Furia, for an aggregate of 50,000,000 shares of Common Stock.

Dividend Restrictions

The terms of future instruments governing the future indebtedness of Furia may contain restrictions on the payment of dividends and the making of distributions on its capital stock (other than stock dividends) and the purchase or redemption of outstanding capital stock of Furia. By reason of these restrictions, Furia may be unable to pay dividends on its Common Stock for some period in the future, which cannot presently be estimated.

Furia has not declared or paid any dividends on its Common Stock and presently does not presently expect to declare or pay any such dividends the foreseeable future. Furia has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Transfer Agent and Registrar

The transfer agent and registrar of Furia is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5, Suite 527, Las Vegas, NV 89014; telephone 1.877.317.7757.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of Furia (trading symbol FURA) for the periods indicated (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) on the NASD Electronic Bulletin Board over-the-counter market.

		High Closing			Low Closing
			Bid Prices		Bid Prices
Year Ended December 31,	2004
1st Quarter		$	None	$	None
2nd Quarter		$	None	$	None
3rd Quarter		$	None	$	None
4th Quarter		$	None	$	None
Year Ending December 31,2005
1st Quarter		$	None	$	None
2nd Quarter			$.60		$.27
3rd Quarter			$.29		$.11

While the trading price of Furia's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealer's and sales representatives' compensation; and (d) providing to customers monthly account statements.

Stock Option, SAR and Stock Bonus Plan

Effective August 16, 2005, Furia adopted and approved its 2005 Incentive Stock Plan (the "Plan"), which reserved 10,000,000 shares of its Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive and non-qualified stock options, stock appreciation rights, and stock bonuses to consultants of Furia, which may be subject to restrictions.

Sale of Unregistered Securities

On May 5, 2005, Furia issued a total of 798,750 shares of restricted common stock to the following persons:

Name	No. of Shares

Dan Traxler	75,000
Bryan Hawkins	90,000
Terry Carrow	18,750
Marty Reneau	37,500
John B Enriquez	37,500
Kathy Robinson	37,500
Lane Barton	75,000
Ruben Duron	15,000
Shawn Duron	7,500
Marcus Duron	15,000
Marciano Duron	22,500
Rene Duron	15,000
Christina Duron	7,500
Joseph Emond	37,500
Kent Phillips	75,000
Olan Woodard Jr	37,500
Ralph W Hites	37.500
Micheal F Phillips	150,000
David Hawkins	7,500
Kevin Carmona	7,500
Daniel Pedroza	7,500
Joe Piazza	22,500

On May 14, 2005, Furia issued a total of 75,000 shares of restricted common stock to the following persons:

Name	No. of Shares

Michael Wayne Reynolds	37,500
James P Gee	37,500

On May 30, 2005, Furia issued a total of 37,500 shares of restricted common stock to the following persons:

Name	No. of Shares

Kelsey E Cranford	18,750
Callie R Cranford	18,750

On June 3, 2005, Furia issued a total of 606,900 shares of restricted common stock to the following persons:

Name	No. of Shares

Aaron Singer	15,000
Billy Seiler	37,500
Adolfo Perez	21,000
John B Enriquez	7,500
James P. Gee	50,000
Stewart Buckalew	7,500
Tamara Templeton	11,250
Mike Hammer	200,000
Tim Ludwig	52,500
Malcolm Coffee	18,750
Bryan Hawkins	100,000
John Gonzales	7,500
Greg Aslinger	10,000
Morris Duree	45,000
Dana Duree	15,000
Greg Fruss	900
Casey Knoble	7,500

On June 6, 2005, Furia issued a total of 104,000 shares of restricted common stock to the following persons:

Name	No. of Shares

Greg Aslinger	65,000
Eddy Knapp	975,000

On June 13, 2005, Furia issued a total of 90,000 shares of restricted common stock to Juan Fernandez.

On June 16, 2005, Furia issued a total of 200,000 shares of restricted common stock to M. N. Osborne.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of Furia's financial condition and results of operations should be read in connection with Furia's consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and Furia that involve risks and uncertainties. These statements relate to expectations and concern matters that are not historical facts. Words such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Although management of Furia believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of sufficient funding needed for working capital, debt repayment and capital investment, failure to attract management and staff, the inability to grow membership subscriptions, inability to launch additional services. Additional risk factors are disclosed elsewhere in this annual report.

       Historically, Furia has used the sale of its Common Stock, capital contributions and loans from various stockholders to fund its operations.

There are no assurances that Furia will be able to obtain a profitable level of operations.

Year Ended June 30, 2005 Compared to 2004

The following table sets forth certain comparative operating information regarding Furia:

	Year Ended June 30,
	2005	2004
Sales	$548,858	$0
Cost of Goods Sold, net of depreciation	115,293	0
Gross Profit	433,565	0
Operating Expenses
Selling, general and administrative	1,319,536	0
Depreciation	25,533	0
Total Operating Expenses	1,345,069	0
(Loss) from Operations	(911,504)	0
Net (loss)	(545,786)	0
Basic Earning (loss) per Share	$(.015)	0

REVENUES

Total revenues for fiscal years 2005 and 2004 were $146,125 and $0, respectively, as the operations of Furia were inactive during fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0 in fiscal year 2004 to $ 1,319,536 in the fiscal year ended June 30, 2005. This increase is principally attributable to the acquisition of several trucking operations during the fiscal year ended June 30, 2005 compared to no significant operations in the fiscal year ended June 30, 2004.

NET LOSS

       The net loss of the Company increased to $(545,786) during the fiscal year ended June 30, 2005, as compared with a loss of $(0) during the fiscal year ended June 30, 2004. This increase is principally attributable to the acquisition of several trucking operations during the fiscal year ended June 30, 2005.

CAPITAL RESOURCES

Furia's capital resources were provided primarily by the private placement sale of its Common Stock. The net proceeds of these sales were $___________ in cash during the fiscal year ended June 30, 2005.

The ability of Furia to satisfy its obligations will depend in part upon its ability to successfully complete the offer and sale of additional shares of its Common Stock and in part upon its ability to reach a profitable level of operations.

PLAN OF OPERATIONS

       Because of the costs of development of its truck hauling systems, Furia expects that it will incur a loss during its fiscal year ending June 30, 2006.

       Furia believes that additional equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, Furia intends to sell its Common Stock to further capitalize Furia, and may also borrow from banks and others to the extent necessary to provide liquidity for its operations, although no arrangements for any borrowings have been made.

Furia has maintained and conducted its development activities and incurred associated costs consistent with its plan of operations in order to develop its trucking services business. Furia expects to incur losses in the further development of its business operations.

UNCERTAINTIES:

GOING CONCERN

The financial statements are presented on the basis that Furia is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Management believes that current plans to expand Furia's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow Furia to continue as a going concern.

COSTS OF CONDUCTING BUSINESS

Furia will be required to incur substantial costs for further development and expansion of its business, for establishing additional marketing for its operations and services, and related costs. A substantial portion of those costs must be paid whether or not any of its business plan proves to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment leasing and acquisition costs incurred, the amount of revenues from the hauling operations and services of Furia, and its operating costs.

COMPETITION

The trucking business is highly competitive. Companies in the industry have substantially greater financial, marketing, and technical resources than Furia. Further, the entry into this industry does not necessarily require a large capital expenditure and, accordingly, it can be expected that additional competitors may enter the industry in the future. It may be particularly difficult for a relatively small independent company to compete with larger companies, which have significantly greater resources. Furia may not be able to successfully compete if such an environment develops.

CONTRACTS.

There can be no assurance that Furia Company will be able to obtain sufficient and suitable contracts to successfully complete its business plan.

FLUCTUATIONS IN OPERATING RESULTS

Furia's revenues and results of operations may vary significantly in the future. Furia's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside the control of Furia, including, among others, the expected relatively long sales and implementation cycles for Furia's operations; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in Furia's operating expenses; timing of introduction or enhancement of its systems by Furia or its competitors; technological changes in technology; personnel changes and difficulties in attracting and retaining qualified drivers, sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of services sold; and economic conditions generally and in specific industry segments, particularly the trucking industry.

There can be no assurance that Furia's services will achieve broad market acceptance or that Furia will be successful in marketing its services or enhancements thereto. In the event that Furia's current or future competitors release new services that have more advanced features, offer better performance or are more price competitive than Furia's services, demand for Furia's services would decline. A decline in demand for, or market acceptance of, Furia's services or other products as a result of competition, technological change, or other factors would have material adverse effects on Furia's business, financial condition and results of operations.

SEASONALITY

Furia does not expect to experience material seasonal variations in revenues or operating costs, except that the winter season can be expected to cause some disruption in the operations of Furia due to bad weather.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Furia for its fiscal year ended June 30, 2005, are provided with this Form 10-KSB annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Harvey Weingard, C.P.A., the previous independent registered accounting firm of Furia for the fiscal years ended June 30, 2004 and 2003, resigned from further audit services to Furia because the firm was not registered with the Public Company Accounting Oversight Board, as required by the Sarbanes-Oxley Act of 2002, as amended. There have been no disagreements regarding accounting and financial disclosure matters with this former independent certified public accountant of Furia.

Effective March 16, 2005, Lawrence Scharfman & Co., C.P.A., P.C., located at 9608 Honey Bell Circle, Boynton Beach, FL 33427 was engaged by the Furia to audit the consolidated financial statements of Furia for its fiscal years ended June 30, 2003 2004, and 2005, and the related statements of income, stockholders' equity, and cash flows for the years then ended.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Officers. The following table sets forth certain information regarding the only executive officer and director of Furia. All officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.

Name	Age	Positions Held

Michael D. Alexander	37	Chairman of the Board, Chief Executive
		Officer, President, and Director

Mr. Alexander became the Chief Executive Officer, President, and a director of Furia on August 26, 2004. From June 2004 to the present, Mr. Alexander has been the President of Fronthaul, Inc., a wholly owned subsidiary of Furia that was acquired by Furia during August 2004. Mr. Alexander is also the Managing Member of Loadsource Logistics, L.L.C. and Fronthaul Intermodal, L.L.C., wholly owned subsidiaries of Furia. From September 2003 to June 1, 2004, Mr. Alexander was a process analyst for Citigroup. From August 2000 to September 2003, he was a computer consultant with Cyber Communications.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses compensation during the three years ended June 30, 2005, for the Chief Executive Officer of Furia.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
_____________________	_____	______	_________	__________	_______________________		__________	_________

						Securities
Name and				Other		Underlying
Principal	Fiscal			Annual	Restricted	Options/	LTIP	All other
Position	Year	Salary	Bonus	Compensation	Stock Awards	SARS	Payout	Compensation

Michael D. Alexander,	2005	$150,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Chief Executive Officer
and Director
	_____	________	_________	__________	___________	_________	__________	_________
Michael Knapp, former	2005	$130,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President

Waylon McMullen,	2005	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
former Chief Executive	2004	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Officer and President
_____________________	_____	______	_________	__________	___________	______	__________	_________

STOCK COMPENSATION PLAN

Furia adopted the 2005 Stock Option, SAR, and Stock Bonus Consultant Plan (the "Plan") to be effective August 16, 2005, which authorized Furia to grant qualified and non-qualified stock options with or without stock appreciation rights to consultants (the "Participants")of Furia. There were 10,000,000 shares of Common Stock of Furia authorized for grant to Participants designated by the Committee under the Plan. When shares are issued pursuant to the Plan, they can be sold in the public market upon issuance. Directors, officers and employees of Furia are not eligible to participate in the Plan.

STOCK PLAN COMMITTEE

A Stock Plan Committee of the Board of Directors administers Furia's 2005 Stock Option, SAR and Stock Bonus Consultant Plan. Mr. Michael D. Alexander is presently the only member of the Committee.

OTHER COMMITTEES

Furia does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

BENEFIT PLANS

Furia does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, Furia may establish such plans in the future.

Compliance with Section l6(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires Furia's executive officers and directors, and persons who beneficially own more than ten percent (10%) of its equity securities, to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Furia with copies of all Section l6(a) forms they file.

Based on its review of the copies of such forms received by it, Furia believes that during the year ended June 30, 2005, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with, except that Michael D. Alexander ahs not timely filed his Form 3 beneficial ownership report nor his Schedule 13D report.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

       Furia is a Delaware corporation. Title 8, Chapter 1, Section 145 of the Delaware Corporation Law provides authority for broad indemnification of officers, directors, employees and agents of a corporation, with certain specified exceptions.

       Article VII, Section 7 of the By-Laws of Furia provides that Furia shall indemnify its directors, officers, employees and agents to the extent permitted by the Delaware General Corporation Law.

       At the present time, Furia does not have any officer-director liability insurance although permitted by Delaware law. Furia does not have any indemnification agreement with any of its directors, officers, employees or agents except for Michael D. Alexander, the Chief Executive of Furia whose employment agreement provides for indemnification by Furia.

Employment Agreement

       The Company entered into an employment with Michael D. Alexander, the Chief Executive Officer of Furia that provides for a salary of $150,000 per year and a bonus of 20% to 50% per year as determined by the Board of Directors based upon the performance of Furia, and use of a vehicle. The agreement also provides that the number of shares of Common Stock of Furia shall never be less than sixty percent (60%) of the total issued and outstanding Common Stock at any time. The agreement also provides for his indemnification against any and all claims and demands, including court costs and reasonable attorneys' fees that may arise out of his services to Furia. The agreement is cancelable by Furia upon 60 days written notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of Furia's shares of Common Stock held by directors and officers of Furia, and by each person known to Furia to be a beneficial owner of five percent (5%) or more of its outstanding Common Stock as of June 30, 2005.

Name and Address of	Number of	Percent of Class (1)
Beneficial Owner	Shares

Michael D. Alexander	75,154,780 (1)	78.1%
2233 Ridge Road, Suite 102
Rockwall, Texas 75087

All directors and officers as	75,154,780 (1)	78.1%
a group (one person)

------------------

(1) Includes 50,000,000 shares of common stock that Mr. Alexander has the right to acquire under the terms of the purchase agreement between Furia and Fronthaul, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On August 26, 2004, Furia acquired 100% of the issued and outstanding, from Michael D. Alexander, the currect director and Chief Executive Officer of Furia. As consideration for this acquisition, Furia issued 20,000,000 shares of its Common Stock and 500,000 shares of its convertible Preferred Stock.

       During March 2005, Furia issued 5,154,780 restricted shares of its Common Stock to Michael D. Alexander, the director and Chief Executive Officer of Furia, consistent with the terms of his employment agreement with Furia which provides that his stock ownership of Furia wil not be less than 60% of the total issued and outstanding Common Stock of Furia.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

1.	Furia filed a Form 8-K current report (Item 5.02) on June 16, 2005, concerning Mr. Michael Knapp who is no longer an officer of Furia.

2.	Furia filed a Form 8-K current report on (Item 1.01) on October 5, 2005, concerning a material definitive agreement regarding the leasing of trucks and trailers.

(b)	Exhibits

Exhibit Number	Description of Exhibit

3.1	The Certificate of Incorporation of Furia is incorporated herein by reference to Exhibit 3(A) to the Form 10 registration statement of Furia effective May 14, 1985 (File No. 2-94266).

3.2	A Certificate of Amendment to the Certificate of Incorporation is incorporated herein by reference to Exhibit 3.2 to the Form 10-KSB annual report of Furia for its fiscal year ended June 30, 1997.

3.3

A Certificate of Amendment to the Articles of Incorporation dated August 19, 2004, is incorporated herein by reference to Exhibit 3.3 to Furia's Form 10-QSB/A quarterly report for the period ended September 30, 2004, filed on April 14, 2005.

3.4	Bylaws are incorporated herein by reference to Exhibit 3(b) to the Form 10 registration statement of Furia effective May 14, 1985 (File No. 2-94266).

10.	Material Contracts

10.1

Contract between Michael D. Alexander and The Furia Organization, Inc. dated August 28, 2004, is incorporated herein by reference to Exhibit 10.1 to Furia's Form 10-QSB quarterly report for the period ended March 31, 2005.

10.2

Stock Purchase Agreement for the acquisition of Fronthaul, Inc. dated August 26, 2004, is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report (Item 2.01) of Furia filed on September 1, 2004.

10.3

Stock Purchase Agreement for the acquisition of Loadsource, Inc., dated September 1, 2004, is incorporated herein by reference to Exhibit 10.1 to Furia's Form 10-QSB/A quarterly report for the period ended September 30, 2004, filed on April 5, 2005.

10.4

Independent Contractor Agreement dated August 28, 2004, with Michael Alexander is hereby incorporated herein by reference to Exhibit 10.1 to the Form 10-QSB quarterly report of Furia for the period ended March 31, 2005.

10.5

2005 Stock Option, SAR and Stock Bonus Consultant Plan is hereby incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement of Furia (SEC File No. 333-127789) filed on August 23, 2005.

10.6 Motor Carrier Carriage Contract between Coors Brewing Company and Loadsource Logistics, L.L.C. dated May 26, 2005.

10.7 Motor Carrier Transportation Agreement between Swift & Company, Inc. and Loadsource Logistics, L.L.C.

10.8

Master Vehicle Lease Agreement with Central States Leasing, Inc. effective September 28, 2005, is incorporated hereby reference to Exhibit 10.1 to the Form 8-K current report of Furia filed on October 5, 2005.

16.1

Letter on change in certifying accountant from Harvey Weingard, C.P.A. to Lawrence Scharfman & Co., C.P.A., P.C. is incorporated herein by reference to Exhibit 16 to the Form 8-K current report of Furia filed on March 17, 2005.

23.1	Subsidiaries of Furia

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Furia's Chief Executive Officer and principal financial officer, after evaluating the effectiveness of Furia's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended June 30, 2005, concluded that as of Evaluation Date, Furia's disclosure controls and procedures were adequate and effective to ensure that material information relating to Furia and Furia's consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

Changes in Internal Controls. There were no significant changes in Furia's internal controls or in other factors that could significantly affect Furia's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to principal independent public accounting firms of Furia are as follows:

		Audit	Tax	All
_____________________________	Audit Fees	Related Fees	Fees	Other Fees
Lawrence Scharfman, & Co., C.P.A., P.C. for fiscal year ended June 30, 2005	$55,000	$ 0	$ 0	$ 0

Lawrence Scharfman, & Co., C.P.A., P.C. for fiscal year ended June 30, 2004	$ 0	$ 0	$ 0	$ 0

Harvey Weingard, C.P.A. for fiscal year ended June 30, 2004	$13,650	$ 0	$ 0	$ 0

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGWAY, # 203                                                                                            9608 HONEY BELL CIRCLE
FREEPORT, NY 11520                                                                                                           BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900                                                                                                    TELEPHONE: (561) 733~0296
FACSIMILE: (516) 771-2598                                                                                                       FACSIMILE: (561) 740-0613

Mr. Michael Alexander
The Furia Organization, Inc.
2233 Ridge Road, Suite #102
Rockwall, TX., 75087

Report of Independent Registered Public Accounting Firm.

We have audited the accompanying consolidated balance sheet of the Furia Organization, Inc., the ("Company") as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our ,audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence Supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated financial statements referred to above present fairly, in all material respects , the financial position of the Company and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and its cash, flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/Lawrence Scharfman C.P.A.
Lawrence Scharfman C. P. A.
Boynton Beach, FI.

October 10, 2005

Licensed in Florida & New York

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of June 30, 2005 and 2004

ASSETS
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$ 165,867	$ 0
Accounts receivable-trade	25,675
Loans to officers	35,875
Accounts receivable - employee	1,717

Total current assets	229,134	0

PROPERTY, PLANT AND EQUIPMENT
Office Equipment	208,461
Vehicles	63,549
Less: accumulated depreciation	(25,533)

Total property, plant and equipment, net	246,477	0

OTHER ASSETS:
Goodwill	19,950
Deposits	1,863

Total other assets	21,813	0

Total Assets	$ 497,424	0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable-trade	$ 23,589
Loans payable	$ 121,655
Accrued liabilities	37,000

Total current liabilities	182,244	0

LONG TERM DEBT
Long term leases	60,092	0

STOCKHOLDERS' EQUITY:
Preferred stock; par value of $ 0.0001, 5,000,000 shares authorized and 500,000 outstanding	50

Common stock - 0.0001 par value; 200,000,000 authorized; 43,714,209 issued and outstanding at June 30, 2004		4,371

Common stock - 0.001 par value; 200,000,000 authorized; 46,222,721 issued and outstanding at June 30, 2005	46,223

Donated Capital	14,972	14,972
Additional paid-in capital after effect of reverse stock split,	7,857,285	6,427,616
Accumulated Deficit	(7,663,442)	(6,446,959)

Total stockholders' equity	255,088	0

Total liability and stockholders' equity	$ 497,424	$ 0

See accompany summary of accounting policies and notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004		Inception
		(June 26,2004)
	2004	through June 30,2005	2005

SALES	$ 0	$ 548,858	$ 548,858

COST OF GOODS SOLD	0	115,293	115,293

GROSS PROFIT	0	433,565	433,565

OPERATING EXPENSES:
Selling, general and administrative expenses	0	1,319,536	1,319,536
Depreciation	0	25,533	25,533

Total operating expenses	0	1,345,069	1,345,069

(LOSS) FROM OPERATIONS	0	(911,504)	(911,504)

OTHER INCOME (EXPENSE):	0	365,718	365,718

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0	(545,786)	(545,786)

PROVISION FOR INCOME TAXES	0	0	0

(LOSS) FROM CONTINUING OPERATIONS	0	(545,786)	(545,786)

DISCONTINUED OPERATIONS:	0	0	0

NET (LOSS)	0	$ (545,786)	(545,786)

BASIC EARNINGS (LOSS) PER SHARE:
Loss from continuing operations	0	$ (0.015)	$ (0.015)
Net (loss)	0	$ (0.015)	$ (0.015)

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	$ 0	46,222,721	46,222,721

The Furia Organization, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2005 and 2004
INCREASE (DECREASE) IN CASH OR CASH EQUIVALENTS

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (545,786)	$ 0
Adjustments to reconcile cash flow
Depreciation	25,533	0
Decrease (Increase) in current assets:
A/R-Employee	(1,717)	0
Loan to officer	(35,875)	0
A/R-Trade	(25,675)	0
Prepaid expenses	-	0
Vendor and other deposits	-	0
Increase (Decrease) in Current liabilities:
Accounts payable	23,589	0
Loans payable	121,655
Accrued expenses	37,000	0

Net cash provided (used) by operations	(401,276)	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(272,010)	0
Purchase of goodwill	(19,950)
Deposits made	(1,863)	0

Net cash provided (used) by investing	(293,823)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from leases	60,092	0
Proceeds from sale of common stock	1,471,521	0
Preferred Stock	50	0
Proceeds from donated capital	-	0
Prior period adjustment (03/05)	(670,697)	0

Net cash provided by financing activities	860,966	0

EFFECT OF EXCHANGE RATE	-	0

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	165,867	0

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	-	0

CASH AND CASH EQUIVALENTS,
END OF YEAR	$ 165,867	$ 0

See accompanying summary of accounting policies and notes to the financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Preferred Stock		Common Stock
	as adjusted for stock split		as adjusted for stock split
			Number		Additional			Total
	Preferred	Preferred	of	Common	Paid-In	Donated	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Capital	Deficit	Deficit
Balance
June 30,
2004	0	$ -	43,714,209	$ 4,371	$ 6,427,616	$ 14,972	$ (6,446,959)	$ -
Net Loss							(159,808)	(159,808)

Issuance
Pref.
Shares	500,000	50						50

Reverse
Split			(34,971,367)	4,371	(4,371)			0

Issuance
Common			20,000,000	20,000				20,000
Shares

Balance
Sept.30,
2004	500,000	50	28,742,842	28,742	6,423,245	14,972	(6,606,767)	(139,758)
Net Loss							(274,826)	(274,826)

Issuance
Common
Shares			3,363,515	3,364	333,151			336,515

Balance
Dec.31,
2004	500,000	50	32,106,357	32,106	6,756,396	14,972	(6,881,593)	(78,069)
	___________	___________	___________	___________	___________	___________	___________	___________
3/31/2005
Net Income							124,911	124,911

Issuance
Common
Shares
Balance	500,000	50	32,106,357	32,106	6,756,396	14,972	(6,756,682)	46,842

Issuance
Common
Shares			14,116,364	14,117	1,100,889			1,115,006
Adj in current year							(670,697)	(670,697)
Net loss	___________	___________	___________	___________	___________	___________	(236,063)	(236,063)
Balance 06/30/05	500,000	$ 50	46,222,721	$ 46,223	$ 7,857,285	$ 14,972	$ (7,663,442)	$ 255,088

See accompanying summary of accounting policies and notes to the financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1-BASIS OF PRESENTATION-

The accompanying audited consolidated financial statements have been prepared by The Furia Organization, Inc and subsidiaries in accordance with generally accepted accounting principles for year-end statements and with the instructions to Form 10-KSB. The information furnished in the year-end financial statements include normal recurring of adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these year-end financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the twelve months ended June 30, 2005 noted a significant loss of $ 545,786 during the development stage, which is not indicative of future years.

NOTE 2-BUSINESS AND REVERSE MERGER.

The Furia Organization, Inc. (the " Company") was incorporated as Furia, Oringer Productions, Inc. under the laws of the State of Delaware on June 26, 1984 for the purpose of writing and producing film and tape television programs and theatrical motion pictures. By 1991, the Company had transferred, assigned and disposed of its entertainment properties. In April, 1994, Pat Fashions Industries, Inc. ("PFI"), the Company's subsidiary and then only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 was converted to a Chapter 7 Proceeding and PFI was then liquidated. As a result, The Furia Organization, Inc. had no active business from 1994 to the date of the acquisition of Fronthaul, Inc. on August 26, 2004.

On August 26, 2004, the Furia Organization, Inc. (the "Company") completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). The Company entered into a definitive acquisition agreement with Fronthaul and its shareholder to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company.

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

As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock were authorized for issuance to the shareholder of Fronthaul. The common stock issued to the shareholder of Fronthaul represented 69.6 % of the 28,742,842 shares of the Company's common stock in total outstanding post closing shares. The preferred stock issued to the Fronthaul shareholder shall be convertible, at the option of the holder, into shares of the Company's common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

(i)     Upon the Company achieving revenues of $ 250,000 within twelve (12) months from the date of acquisition, aggregate of 25 % of the preferred stock may be converted;

(ii)     Upon the Company achieving revenues of $ 500,000 within twelve (12) months from the date of acquisition, an aggregate of 50 % of the preferred stock may be converted; and

(iii)     Upon the Company achieving revenues of $ 750,000 within twelve (12) months from the date of acquisition, an aggregate of 100 % of the preferred stock may be converted.

On the one-year anniversary from the date of acquisition (" Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the uncoverted preferred stock within 30 days from the Anniversary Date, then the shareholder, without regards to the revenue requirements set forth above, may, at any time thereafter, convert the preferred stock into common stock as hereinbefore set forth.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 3-GOING CONCERN AND MANAGEMENT'S PLANS-

The accompanying condensed consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets. The Company, however, did have a positive cash flow of $ 165,867 at the end of June 30, 2005 , due to proceeds from investors. The Company is planning to turn around its operations through acquisition of equipment that will support its sales plan ;and with mergers with competitors for the purpose of increasing market share.

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

The financial statements include the accounts of Fronthaul, Inc. from the inception of operations in June, 2004 to June 30, 2005. These statements also include the accounts of Loadsource Logistics, LLC from March, 2005 to June 30, 2005. All inter-company balances and transactions have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of Fronthaul, Inc from the inception of operations in June, 2004 to June, 2005 and of LoadSource,Inc. from inception in March, 2005 to June,2005. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and equipment are recorded at cost. The costs of additions, leasehold improvements, and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Revenue Recognition

Revenue recognized by Fronthaul, Inc. and Loadsource Logistics through June 30, 2005, is revenue from miscellaneous sources.

Income Taxes

The Company was not required to provide for a provision for income taxes for the twelve-month periods ended June 30, 2005 and 2004, as a result of net operating losses incurred during those periods.

Loss Per Share-

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

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Fair Value of Financial Instruments

The condensed consolidated financial statements include various estimated fair value information at June 30, 2005, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments and Loans Payable- The carrying amounts approximate fair value because of the short maturity of those instruments.

All of the Company's financial instruments are held for purposes other than trading.

Loans to Officers and RN Capital.

As of June 30, 2005 there was a loan outstanding with the Company's officer of $ 30,875 and a partner of RN Capital of $ 5,000. The latter has subsequently been paid in full. The loan to its officer is for his and his family' security resulting from a work-related incident. It is a noninterest bearing note.

Property and Equipment

As of June 30, 2005, property and equipment consists of office equipment, new telephone equipment, and computers. These assets are recorded at cost and depreciated using the straight line method over its useful life (between three and seven years) as follows:

Asset Category:	Useful life	Cost	Depreciation	A/C Dep
Telephone Equip	5yrs	$60,334	$ 7039	$7039

Office Equipment	3-7	$117,252	$ 7902	$ 7902
(Furniture, and fixtures,
and computers)
Security Equipment	7	$ 30,875	$ -0-	$ -0-
Trucks & Trailers	5yrs	$63,549	$10,592	$10,592
Total		$272,010	$ 25,533	$25,533

Interest is expensed and not capitalized.

NOTE 5: LOANS PAYABLE

Consists of a short term loan outstanding for the purchase of LoadSource, Inc. aggregating $ 121,655.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 6- STOCKHOLDERS' DEFICIT

Changes in Capital Structure

On July 2, 2004, the stockholders of the Company owning approximately 79 % of the issued and outstanding Common Stock of the Company, signed written consents, approving an Amendment to the Certificate of Incorporation of the Company which reverse split its outstanding Common Shares one-for-five and changed the number of shares of common stock the Company is authorized to issue to 200,000,000, par value

$ .001. The Amendment to the Certificate of Incorporation and the reverse split of the common shares became effective on August 17, 2004. During the period ended 12/31/04 3,363,515 shares of common stock were issued resulting in additional paid-in capital of $ 333,151. For the period ending June 30, 2005, additional 14,116,364 shares of common stock were issued resulting in additional paid-in capital of $1,100,889. This resulted in a total of 46,222,721 shares outstanding with a par value of $ 46,223.

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

Convertible Preferred Stock

In accordance with the terms of the acquisition of Fronthaul, Inc., the Company issued 20,000,000 shares of its common stock and 500,000 shares of its preferred stock to the shareholder of Fronthaul, Inc. The preferred stock issued to the Fronthaul shareholder is convertible, at the option of the holder, into shares of the Company's common stock at the rate of 100 shares of common stock for each share of preferred stock, such right of conversion shall be based upon the following formula:

(i) Upon the Company achieving revenues of $ 250,000 within twelve (12) months from the date of acquisition, an aggregate of 25 % of the preferred stock may be converted;
(ii) Upon the Company achieving revenues of $ 500,000 within twelve (12) months from the date of acquisition, an aggregate of 50 % of the preferred stock may be converted; and
(iii) Upon the Company achieving revenues of $ 750,000 within twelve (12) months from the date of acquisition, an aggreage of 100 % of the preferred stock may be converted.

NOTE 7-COMMITMENTS AND CONTINGENCIES

Lease Obligations

-Premises-2233 Ridge Road, Rockwall, Texas 75087, Unit 102, Building B. In August, 2004, the Company entered into a 12-month lease, with a right to renew for three additional 12 month periods. The annual rent is $ 31,986, and the condo common monthly charges are $ 668.

(1)Vehicle - The Company leased a 2005 Cadillac from GMAC. Inc. for a term of 48 months. Initial payment was $ 2,000 and the 47 remaining monthly payments are $ 931.48. The Company has the option of acquiring the vehicle at the end of the term for $ 27,289

(2)Telephone Equipment- The Company purchased telephone equipment from Jabbercom for $ 60,334 of which $ 20,000 was the installation charge financed by

Graybar Electric. $ 17,019 is owed to Graybar as of 6/30/05 and due to problems

Encountered no payments have been made since Mar.'05

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 8-ACQUISITION-

On September 1, 2004, Fronthaul, Inc. in furtherance of its business plan, entered into agreements with the shareholders of LoadSource, Inc. to acquire all of the issued and outstanding capital shares of Loadsource, Inc. for the aggregate sum of $ 311,580. Under the agreement with the shareholders of Loadsource, the Company made initial payments to such parties upon the execution of the agreement and is required to make additional payments on the first day of October, 2004 through

February, 2005. On March 1, 2005, the balance of the payments (representing 75% of the purchase price) become due and payable, and we renegotiated the contract to extend the purchase deadline an additional six months. Through December 31, 2004 an aggreage of $ 34,055 has been paid by Fronthaul, Inc. to the shareholders of Loadsource,

Inc.

NOTE 9-SUBSEQUENT BALANCE SHEET EVENT(STOCK OPTION PLAN)

The Furia Organization, Inc. adopted its 2005 stock option plan SAR and stock bonus consultant plan, which is explained on Exhibit 10.1. This was registered with the Securities and Exchange Commission on August 16, 2005 on Form S-8.

Signatures

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

October 13, 2005

THE FURIA ORGANIZATION, INC.

By: /s/ Michael D. Alexander

________________________________
Michael D. Alexander, Chief Executive

Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on be3half of the registrant and in the capacities and on the dates indicated.

October 13, 2005

By: /s/ Michael D. Alexander
------------------------------------------------------------------------

Michael D. Alexander, Director, Chief
Executive Officer, and principal financial and accounting officer

INDEX OF EXHIBITS ATTACHED

Exhibit Description

10.8	Motor Carrier Carriage Contract between Coors Brewing Company and Loadsource Logistics, L.L.C. dated May 26, 2005.

10.9	Motor Carrier Transportation Agreement between Swift & Company, Inc. and Loadsource Logistics, L.L.C.

21	Description of Subsidiaries

23.1	Consent of Lawrence Scharfman & Co., C.P.A., P.C.

31.1	Certification of Michael D. Alexander

31.2	Certification of Michael D. Alexander

EXHIBIT 21

Subsidiaries of The Furia Organization, Inc.

The following companies are wholly-owned subsidiaries of The Furia Organization, Inc.:

Subsidiary	Jurisdiction of Organization	Type of Organization

Fronthaul, Inc.	Nevada	corporation

Loadsource, Inc.	Tennessee	corporation

Loadsource Logistics,	Nevada	limited liability company

Fronthaul Intermodal, L.L.C.	Nevada	limited liability company

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We hereby consent to the use in Form 10-KSB of our report dated October 10, 2005, relating to the consolidated financial statements of The Furia Organization, Inc. for its fiscal year ended June 30, 2005, which is incorporated by reference therein.

October 13, 2005

       /s/Lawrence Scharfman & Co., C.P.A., P.C.

       Lawrence Scharfman & Co., C.P.A., P.C.

EXHIBIT 31.01

CERTIFICATION

I, Michael D. Alexander, certify that:

1.	I have reviewed this annual report on Form 10-KSB of The Furia Organization, Inc. for the fiscal year ended June 30, 2005;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 13, 2005

By: /s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. §1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the annual report on Form 10-KSB of The Furia Organization, Inc. (the "Company") for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and principal financial and accounting officer of the Company hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

Dated: October 13, 2005

By: /s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer
Chief Accounting Officer
and Principal Financial Officer