Form 10QSB
period 2005-09-30
FURIA ORGANIZATION INC /DE/
filed 2005-11-15
CIK 757563

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                         Commission File Number: 0-13910


                          The Furia Organization, Inc.
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   95-3931129
                      (I.R.S. Employer Identification No.)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,657,721 shares of common stock as of November 11, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          THE FURIA ORGANIZATION, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet as of September 30, 2005 (unaudited).....  3

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited)...........  5

         Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2005 and 2004 (unaudited)...........  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis or Plan of Operations.......... 10

Item 3.  Controls and Procedures............................................. 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 13

Item 3.  Defaults upon Senior Securities..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

         Signatures.......................................................... 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash and equivalents                                        $        9,227
     Accounts receivable-trade                                           46,056
     Account receivable-employee                                            517
     Prepaid expenses                                                     1,160
                                                                 --------------

         Total current assets                                            56,960
                                                                 --------------

PROPERTY, PLANT, AND EQUIPMENT
     Office equipment                                                   208,460
     Vehicles                                                            63,549
     Less: accumulated depreciation                                     (38,047)
                                                                 --------------

     Total property, plant and equipment, net                           233,962
                                                                 --------------

OTHER ASSETS:
     Software-proprietary                                               311,580
                                                                 --------------

                                                                 $      602,502
                                                                 ==============

                 See accompanying notes to financial statements.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable-trade                                      $       72,375
     Accrued liabilities                                                  4,917
     Due to related party                                                99,000
     Loan payable                                                       121,655
     Current portion of long-term debt                                    6,189
     Current portion of obligations under capital leases                  8,572
                                                                 --------------

         Total current liabilities                                      312,708
                                                                 --------------

LONG-TERM DEBT,
     net of current portion shown above                                  10,830

OBLIGATIONS UNDER CAPITAL LEASES                                         47,119

STOCKHOLDERS' EQUITY:
     Preferred stock; par value of $0.0001, 5,000,000
       shares authorized and 500,000 outstanding                             50
     Common stock - 0.001 par value; 200,000,000 authorized;
       60,402,721 issued and outstanding                                 60,403
     Additional paid-in capital                                       4,218,213
     Accumulated deficit                                             (4,046,821)
                                                                 --------------

         Total stockholders' equity                                     231,845
                                                                 --------------

                                                                 $      602,502
                                                                 ==============

                 See accompanying notes to financial statements.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                       September 30,
                                                                  2005              2004
                                                             --------------    --------------
Sales Revenues                                               $       79,914    $        1,000
Cost of Operations                                                   86,531                --
                                                             --------------    --------------

    GROSS PROFIT (LOSS)                                              (6,617)            1,000
                                                             --------------    --------------

Operating Expenses:
    Selling, general and administrative expenses                  3,430,336           180,758
    Depreciation                                                     12,514                --
                                                             --------------    --------------

    Total expenses                                                3,442,850           180,758
                                                             --------------    --------------

(Loss) from operations                                           (3,449,467)         (179,758)
                                                             --------------    --------------

Other income (expense)
    Interest and finance costs                                         (743)               --
                                                             --------------    --------------

    Total other income (expense)                                       (743)               --
                                                             --------------    --------------

Income before income taxes                                       (3,450,210)         (179,758)

Provision for income taxes                                               --                --
                                                             --------------    --------------

Net (loss)                                                   $   (3,450,210)   $     (179,758)
                                                             ==============    ==============

Basic and diluted net (loss) per common share                $        (0.07)   $        (0.01)
                                                             ==============    ==============

Weighted average basic and diluted shares outstanding            46,222,721        28,742,842
                                                             ==============    ==============

                 See accompanying notes to financial statements.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,
                                                                        2005            2004
                                                                    ------------    ------------
Cash flows from operating activities:
Net (loss)                                                          $ (3,450,210)   $   (179,758)
Adjustments to reconcile net income to operating activities -
       Depreciation                                                       12,515              --
       Stock issued for consulting fees                                3,214,300              --
Changes in assets and liabilites:
(Increase) decrease in -
       Accounts receivable-trade                                         (20,381)             --
       Accounts receivable-employee                                        1,200              --
       Prepaid expenses                                                    3,840              --
       Accounts payable and other payables                                63,547              --
       Accrued liabilities                                               (32,083)             --
       Due to related party                                               99,000              --
                                                                    ------------    ------------

Net cash provided by (used in) operating activities                     (108,272)       (179,758)
                                                                    ------------    ------------

Cash flows from investing activities:
       Purchase property and equipment                                        --          (8,481)
       Purchase securities                                                    --         (34,055)
       Deposits returned                                                   1,863              --
                                                                    ------------    ------------

Net cash provided by (used in) investing activities                        1,863         (42,536)
                                                                    ------------    ------------

Cash flows from financing activities:
       Loans payable                                                          --         219,215
       Payments on leases                                                 (2,143)             --
       Common stock                                                           --          20,000
       Preferred stock                                                        --              50
                                                                    ------------    ------------

Net cash provided by (used in) financing activities                       (2,143)        239,265
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (108,552)         16,971

Cash and cash equivalents, beginning of period                           117,779              --
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $      9,227    $     16,971
                                                                    ============    ============

Supplemental disclosures of Cash Flow information:
       Interest paid                                                $        743    $         --
                                                                    ============    ============

       Income taxes paid                                            $         --    $         --
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 31, 2005, the Company issued 14,180,000 shares of its common stock for consulting fees totaling $3,214,300.

                 See accompanying notes to financial statements.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 - CORRECTIONS OF PRIOR PERIOD ERRORS

Upon review of the June 30, 2005 audited financial statements, management became aware of certain errors related to recording the merger of Fronthaul, Inc. with Furia, the improper recording of an entry related to stockholders' equity, and the improper capitalization of certain expense items. The retroactive effect of the correction of these errors has been reflected in the September 30, 2005 financial statements. Management plans to amend the June 30, 2005 Form 10-KSB in the near future.

NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has incurred losses totaling $781,696 since its reorganization. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management anticipates raising additional funds and expects to achieve a profitable level of operations in the near future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Fronthaul, Inc., Loadsource Logistics, LLC, and Fronthaul Intermodal, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and equipment are recorded at cost. The costs of additions, leasehold improvements, and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

Nature of Operations - The Company provides trucking services using contract truckers.

Cash and cash equivalent - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Accounts receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts. There was no provision for doubtful accounts at September 30, 2005.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method over lives of three to five years. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or production capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Software - The Company will begin amortizing the cost of its proprietary software over a period of sixty months once the software becomes fully operational. The Company evaluates the recoverability of identifiable intangible assets on an annual basis. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company has not recognized any impairment losses on its software of as September 30, 2005.

Revenue Recognition - Revenues from trucking services are recognized at the time the services are performed.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2005, the Company has a deferred tax asset of approximately $265,000 arising from net operation losses, all of which are fully reserved for financial reporting purposes.

                  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Fair Value of Financial Instruments - The condensed consolidated financial statements include various estimated fair value information at September 30, 2005, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

Recently Issued Accounting Standards -

Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

NOTE 5 - LOAN PAYABLE

Loan payable consists of a non-interest bearing, short-term loan outstanding for the purchase of Loadsource, Inc., secured by software.

NOTE 6 - OPERATING LEASES

The Company leases automobiles and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The Furia Organization, Inc. (the "Company) was incorporated in the State of Delaware on June 26, 1984, with the corporate name of "Furia, Oringer Productions, Inc.", for the purpose of writing and producing television programs and motion pictures. The Company changed its corporate name to The Furia Organization, Inc. on December 12, 1986. In 1989, the Company transferred and assigned its entertainment assets and became inactive.

In 1993, Madison Fashions, Inc. was merged into a wholly owned subsidiary of the Company, and the Company engaged in the apparel business until April 1994 when it ceased operations and began to seek a merger or other reorganization opportunity.

On August 26, 2004, the Company merged with Fronthaul, Inc., a Nevada corporation ("Fronthaul"). The Company entered into a definitive acquisition agreement with Fronthaul and its sole shareholder to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry business with wireless and internet technologies, creating a dynamic, real time communication exchange for the transportation industry. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of the Company. At the closing, an aggregate of 20,000,000 post-split shares of the Company's Common Stock and 500,000 shares of the Company's Series A Convertible Preferred Stock were authorized for issuance to the shareholder of Fronthaul. For financial reporting purposes, this transaction was treated as a recapitalization of Fronthaul, Inc.

On September 1, 2004, Fronthaul acquired 100% of the outstanding stock of Loadsource, Inc., a Tennessee corporation, for $311,580 from its unaffiliated shareholders. As a result, Loadsource, Inc. has become a wholly-owned subsidiary of the Company. Loadsource, Inc.'s sole asset was certain proprietary software.

Three months ended September 30, 2005 compared with three months ended September 30, 2004

Revenues. The Company had revenues of $79,914 during the quarter ended September 30, 2005, compared to revenues of $1,000 in the quarter ended September 30, 2004. The increase in revenues is due to the commencement of trucking activities.

Cost of operations. The Company had cost of operations of $86,531 during the quarter ended September 30, 2005, compared to cost of operations of $0 in the quarter ended September 30, 2004. This increase is due to the cost related to trucking activities.

Selling, General and Administrative Expenses. General and administrative expenses increased to $3,430,336 in the three month period ended September 30, 2005, from $160,808 in the three month period ended September 30, 2004. This increase is principally attributable to consulting fees of $3,214,300 and additional administrative expenses incurred related to the acquisition of various subsidiaries and accompanying trucking operations.

Interest and Financing Fees. The Company incurred interest and financing fees of $743 during the quarter ended September 30, 2005.

Results of Operations. The net loss of the Company increased to $(3,450,210) during the three month period ended September 30, 2005, as compared with a loss of $(159,808) during the same period of 2004, an increase that was due primarily to the Company beginning trucking operations.

The following table sets forth certain operating information regarding the Company for the three months ended September 30, 2005 and 2004:

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     2005               2004
                                                 ------------        ----------
                                                           (unaudited)
Revenues                                         $     79,914        $    1,000
Cost of operations                               $     86,531                --
Total operating expenses                         $  3,442,850        $  160,808
Net Profit (Loss)                                $(3,450,210)        $ (159,808)
Net income (loss) per share                      $        .07        $      .01

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     2005               2004
                                                 ------------        ----------
                                                           (Unaudited)
Net cash provided by (used in) operating
  activities                                     $   (108,272)       $ (179,758)
Net cash provided by (used in) investing
  activities                                     $      1,863        $  (42,536)
Net cash provided by (used in) financing
  activities                                     $     (2,143)       $  239,265

Capital Expenditures and Liquidity and Capital Resources. The Company's capital resources have historically been provided by the sale of its Common Stock and by short-term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At September 30, 2005, the Company had current assets of $56,960, and current liabilities of $312,708, resulting in a working capital deficit of $(255,748).

Net cash used in operating activities decreased $71,486 for the three months ended September 30, 2005 to $108,272, from $179,758 for the three months ended September 30, 2004. The decrease in net cash used in operating activities was due primarily to the increase in accounts payable and advances from a related party.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of September 30, 2005:

                                       Less Than
                          Total        One Year       1-3 Years      Thereafter
                        ---------      ---------      ---------      ---------

Operating Leases        $ 148,854      $  47,214      $ 101,640             --

Other Long-Term
  Obligations           $  72,710      $  14,761      $  57,949             --

Total contractual
  obligations           $ 221,564      $  61,975      $ 159,589             --

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 13, 2005, the Company issued 2,500,000 shares of its restricted common stock for consulting services to Dave Perley (1,500,000 shares) and to JMS Construction (1,000,000 shares) in reliance upon Section 4(2) under the Securities Act of 1933.

      On July 14, 2005, the Company issued 2,500,000 shares of its restricted common stock for consulting services to Deerleases.com.inc (1,500,000 shares) and to SMJ Foundation 2004 Irrevocable Trust (1,000,000 shares) in reliance upon
Section 4(2) under the Securities Act of 1933.

      The Company issued a total of 180,000 shares of its restricted Common Stock on July 21, 2005 for consulting services, specifically to Carmelo Troccoli (90,000), VFinance Investments (40,000 shares), Jonathan C. Rich (40,000 shares) and Vincent Calicchia (10,000 shares) in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      N/A

ITEMS 5. OTHER INFORMATION

      N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      3.1 The Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(A) to the Form 10 registration statement of the Company effective May 14, 1985 (File No. 2-94266).

      3.2 A Certificate of Amendment to the Certificate of Incorporation is incorporated herein by reference to Exhibit 3.2 to the Form 10-KSB annual report of the Company for its fiscal year ended June 30, 1997.

      3.3 A Certificate of Amendment to the Articles of Incorporation dated August 19, 2004, is incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-QSB/A quarterly report for the period ended September 30, 2004, filed on April 14, 2005.

      3.4 Bylaws are incorporated herein by reference to Exhibit 3(b) to the Form 10 registration statement of the Company effective May 14, 1985 (File No. 2-94266).

      10.1 2005 Stock Option, SAR and Stock Bonus Consultant Plan dated August 16, 2005 is incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement of the Company filed on August 23, 2005 (File No. 333-127789).

      31.1  Certification of Michael D. Alexander

      32.1  Certification of Michael D. Alexander

(b)   Reports on Form 8-K

            On October 5, 2005, the Company filed a Form 8-K current report (Item 1.01) concerning a Master Vehicle Lease Agreement with Central States Leasing, Inc. dated September 28, 2005, regarding the leasing of trucks and trailers.

            On October 28, 2005, the Company filed a Form 8-K current report (Item 4.01) regarding a change in the independent registered public accounting firm of the Company from Lawrence Scharfman & Co., CPA, P.C. to Murrell, Hall, McIntosh & Co., PLLP, effective October 24, 2005.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Furia Organization, Inc.


Date: November 14, 2005                     By: /s/ Michael D. Alexander
                                                --------------------------------
                                                Michael D. Alexander
                                                Chief Executive Officer