Form 10QSB/A
period 2005-09-30
FURIA ORGANIZATION INC /DE/
filed 2005-11-17
CIK 757563

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2005, the Company issued 14,180,000 shares of its common stock for consulting fees totaling $3,214,300.

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

NOTE 7 - STOCKHOLDERS' EQUITY

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

Selling, General and Administrative Expenses. General and administrative expenses increased to $3,430,336 in the three month period ended September 30, 2005, from $180,758 in the three month period ended September 30, 2004. This increase is principally attributable to consulting fees of $3,214,300 and additional administrative expenses incurred related to the acquisition of various subsidiaries and accompanying trucking operations.

Interest and Financing Fees. The Company incurred interest and financing fees of $743 during the quarter ended September 30, 2005.

Results of Operations. The net loss of the Company increased to $(3,450,210) during the three month period ended September 30, 2005, as compared with a loss of $(179,758) during the same period of 2004, an increase that was due primarily to the Company beginning trucking operations.

The following table sets forth certain operating information regarding the Company for the three months ended September 30, 2005 and 2004:

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     2005               2004
                                                 ------------        ----------
                                                           (unaudited)
Revenues                                         $     79,914        $    1,000
Cost of operations                               $     86,531                --
Total operating expenses                         $  3,442,850        $  180,758
Net Profit (Loss)                                $(3,450,210)        $ (179,758)
Net income (loss) per share                      $      (.07)        $     (.01)

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