Form 10-Q/A
period 2005-06-30
FURIA ORGANIZATION INC /DE/
filed 2006-01-13
CIK 757563

U.S. Securities and Exchange Commission Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

 This Amendment is being filed to restate our consolidated balance sheet at June 30, 2005, and statement of operations, stockholders' equity and cash flows for the year ended June 30, 2005 and the footnotes to the June 30, 2005 financial statements The restatement corrects entries to accounts receivable, goodwill and general and administrative expenses. The impact of the restatement reduced the net loss by $260,755 and reduced the loss per shares from $.015 to $.06 for the year ended June 30, 2005. The Company's total assets increased by $212,667 and stockholders' equity increased by $212,667.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed as of the date of, and are refilled as part of this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Finally, Consent of the Independent Registered Public Accounting Firm has been filed as part of this Amendment. Item 13 in Part III hereof is accordingly amended.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of October 14, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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

Load matching is beneficial to truckers in that they can:

·	maximize loaded miles;
·	reduce layover time;
·	increase client bases;
·	and optimize their resources.

Load matching is beneficial to the shippers in that they can:

·	Batch uploads
·	Post shipments for free;
·	Reduce call time;
·	Increase productivity; and
·	Broaden their carrier base.

Fronthaul has developed two approaches to match shippers and truckers, Portal Exchange and Direct Shipper Usage.

The Portal Exchange model operates as follows:

·	Freight portals list loads available on the Fronthaul exchange through automated interfaces;
·	The Fronthaul exchange service will match tendered loads with stored truckers requests, automatically sending a message to matching truckers;
·	Interested truckers will then commit to the desired loads through their mobile phone, PDA or through the Internet;
·	Load confirmations will then be sent to originating freight portal or shipper as well as the trucker; and
·	Ongoing load communications will then be handled directly between the trucker and shipper.

The Direct Shipper Usage model operates as follows:

·	Shippers enter load information directly into Fronthaul's database; and
·	loads will then be automatically matched, messages sent and loads registered.

Fronthaul charges the shipper a flat rate per mile for all loads shipped utilizing its load matching services.

Fronthaul believes that its business model can only be successful if the truck drivers are motivated to participate.

In order to secure the truck drivers' participation, Fronthaul provides them with the opportunity to enhance their income in two ways:

·	increased number of quality loads; and
·	residual income through network marketing of Fronthaul' s load matching service.

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

On June 6, 2005, Furia issued a total of 1,040,000 shares of restricted common stock to the following persons:

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

Year Ended June 30, 2005 Compared to 2004:

The following table sets forth certain comparative operating information regarding Furia:

	Year Ended June 30,
	2005	2004
Sales Revenues	$548,858	$ 0
Cost of Goods Sold,	115,293	0
Gross Profit	433,565	0
Operating Expenses		0
Selling, general and administrative	1,058,781
Depreciation	25,533	0
Total Operating Expenses	1,084,314	0
(Loss) from Operations	(650,749)	0
Net (loss)	(285,031)	0
Basic Earning (loss) per Share	$(.06)	0

REVENUES

Total revenues for fiscal years 2005 and 2004 were $548,858 and $0, respectively, as the operations of Furia were inactive during fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0 in fiscal year 2004 to $ 1,058,781 in the fiscal year ended June 30, 2005. This increase is principally attributable to the acquisition of several trucking operations during the fiscal year ended June 30, 2005 compared to no significant operations in the fiscal year ended June 30, 2004.

NET LOSS

The net loss of the Company increased to $(285,031) during the fiscal year ended June 30, 2005, as compared with a loss of $(0) during the fiscal year ended June 30, 2004. This increase is principally attributable to the acquisition of several trucking operations during the fiscal year ended June 30, 2005.

CAPITAL RESOURCES

Furia's capital resources were provided primarily by the private placement sale of its Common Stock. The net proceeds of these sales were $1,105,235 in cash during the fiscal year ended June 30, 2005.

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

       During March 2005, Furia issued 5,154,780 restricted shares of its Common Stock to Michael D. Alexander, the director and Chief Executive Officer of Furia, consistent with the terms of his employment agreement with Furia which provides that his stock ownership of Furia will not be less than 60% of the total issued and outstanding Common Stock of Furia.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to principal independent public accounting firms of Furia are as follows:

		Audit	Tax	All
_____________________________	Audit Fees	Related Fees	Fees	Other Fees
Lawrence Scharfman, & Co.,	$55,000	$ 0	$ 0	$ 0
C.P.A., P.C.
for fiscal year ended
June 30, 2005

Lawrence Scharfman, & Co.,	$ 0	$ 0	$ 0	$ 0
C.P.A., P.C.
for fiscal year ended
June 30, 2004

Harvey Weingard, C.P.A.	$13,650	$ 0	$ 0	$ 0
for fiscal year ended
June 30, 2004

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

As discussed in Note 1 to the financial statements, the Company's 2005 Consolidated Statement of Income previously reported net loss of $545,786 should have been net loss of $285,031. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/Lawrence Scharfman C.P.A.
Lawrence Scharfman C. P. A.
Boynton Beach, FI.

October 10, 2005, except as to the restatement discussed in Note 1 to the consolidated financial statements which is as of
January 11, 2006.

Licensed in Florida & New York

The Furia Organization Inc.
Consolidated Balance Sheet

June 30, 2005 and 2004

ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$ 40,369	$0
Accounts receivable - trade	11,572	0
Loans to officers	5,000	0
Accounts receivable - employee	1,717	0

Total current assets	150,171	0

Furniture, fixtures and equipment, net	246,477	0

Other assets
Loadboard System	311,580	0
Deposits	1,863	0

Total other assets	313,443	0

Total Assets	$ 710,091	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 23,589	$0
Loans payable	121,655	0
Accrued professional fees	37,000	0

Total current liabilities	182,244	0

Long term leases	60,092	0

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized,
500,000 outstanding at June 30, 2005	50	0
Common stock, $0.0001 par value, 200,000,000 shares authorized,
43,714,209 issued and outstanding at June 30, 2004		4,371
Common stock, $0.001 par value, 200,000,000 shares authorized,
46,222,721 issued and outstanding at June 30, 2005	46,223	0
Additional paid-in capital after effect of reverse stock split	1,018,093	6,442,588
Accumulated deficit	(596,611)	(6,446,959)

Total stockholders' equity (deficit)	2,913,604	0

	$ 4,816,503	$0

The Furia Organization, Inc.
Consolidated Statements of Operations
For the years ended June 30, 2005 and 2004

Inception
(June 26,2004)
through June 30, 2005	2005	2004
===============	=======	======

Sales revenues	$548,858	$548,858	$ 0
Cost of operations	115,293	118,293	0

Gross profit	433,565	433,565	0

Operating expenses:
Selling, general and administrative	1,058,781	1,058,781	0
Depreciation	25,533	25,533	0

Total operating expenses	1,084,314	1,084,314	0

(Loss) from operations	(650,749)	(650,749)	0

Other income (expense)
Interest and finance costs (net)	365,718	365,718	0

(Loss) before income taxes	(285,031)	(285,031)	0

Provision for income taxes	0	0	0

Net (loss)	$ (285,031)	$(285,031)	$ 0

Earnings per share:

Net loss)	$(0.06)	$ (0.06)	$ 0

Weighted average number of common
shares outstanding	46,222,721	46,222,721	8,742,842

See notes to financial statements.

The Furia Organization, Inc.
Consolidated Statements of Capital Deficit
For the years ended June 30, 2005 and 2004

					Additional		Total
	Preferred	Stock	Common	Stock	Paid in	Accumulated	Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2004	--	-0-	43,714,209	$4,371	$6,442,588	$(6,446,959)	$ 0

Reverse split			(34,971,367)	4,371	(4,371)		0

Issuance of preferred for
Acquistion	500,000	$50					50

Issuance of common for Acquisition			20,000,000	20,000			20,000

Issuance of common for Sales			17,479,879	17,781	1,434,040		1,451,521

Net loss for year ended June 30, 2005						(545,786)	(545,786)

Prior period adjustments						(670,697)	(670,697)

Balance at June 30, 2005
before restatement	500,000	$50	46,222,721	$46,223	7,872,257	(7,663,442)	255,088

					(6,854,164)	(7,066,831)	212,667
	-------	---	---------	------	---------	---------	-------

before restatement	500,000	$50	46,222,721	$46,223	$1,018,093	$(596,611)	$467,755

See notes to financial statements.

The Furia Organization, Inc.
Consolidated Statements of Cash Flows
For the years ended June 30, 2005 and 2004

	2005	2004
	=======	======
Operating activities:
Net (loss)	$ (285,031)	$ 0
Adjustments to reconcile net (loss) to
cash provided (used) by operating activities:
Depreciation and amortization	25,533	0
Net change in assets and liabilities:
Accounts receivable -trade	(25,675)	0
Accounts receivable - officer	(5,000)	0
Accounts receivable - employee	(1,717)	0
Deposits	(1,863)	0
Accounts payable	23,589	0
Accrued expenses	37,000	0
	--------	---
Net cash provided (used) by operating activities	(233,164)	0
	--------	---

Investing Activities:
Purchase of equipment	(272,010)	0
Investment in Loadsource system	(311,580)	0
	-------	---
Total investing activities	(583,590)	0
	--------	---
Financing activities:
Proceeds from common stock sales	1,471,321	0
Preferred stock	50	0
Proceeds from loans	121,655	0
Proceeds from leases	60,092	0
Prior period adjustments	(718,785)	0
	--------	---
Total financing activities	934,533	0
	--------	---

Net increase (decrease) in cash	117,779	0
Cash, beginning of period	0	0
	--------	---

Cash, end of period	$117,779	$ 0
	========	===

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$ 0
Income taxes	$0	$ 0
Non cash transactions:
Preferred stock issued for acquisition	$50	$ 0
Common stock issued for acquisitions	$ 25,150	$ 0

See notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Restatement of Previously Issued Financial Statements for the Year Ended June 30, 2005.

We have restated the consolidated balance sheet at June 30, 2005 and statements of operations, stockholders' equity and cash flows for the year ended June 30, 2005 and the footnotes to the June 30, 2005 financial statements.. The restatement corrects entries to accounts receivable, goodwill and general and administrative expenses. The impact of the restatement reduced the net loss by $260,755 and reduced the loss per shares from $.015 to $.06 for the year ended June 30, 2005. The Company's total assets increased by $212,667 and stockholders' equity increased by $212,667.

 Organization and Basis of PresentationThe Furia Organization, Inc. ("the Company") was incorporated under the corporate laws of the State of Delaware on June 26, 1984, originally with the corporate name of Furia, Oringer Productions, Inc. In 1991, Furia had transferred, assigned and disposed of all of its former entertainment properties. In April 1994, Pat Fashions Industries, Inc. ("PFI"), the Company's only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 proceeding was subsequently converted to a Chapter 7 proceeding and PFI was then liquidated. Thereafter, Furia became an inactive public company shell without any significant assets or operations. On August 26, 2004, Furia completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). Furia entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of Furia. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of Furia. On September 1, 2004, Furia completed the acquisition of Loadsource, Inc., a privately held Tennessee corporation ("Loadsource"). Furia entered into a definitive acquisition agreement with Loadsource and its principal shareholders to acquire all of the capital stock of Loadsource. Furia entered into agreements with the shareholders of Loadsource to acquire all of the issued and outstanding capital shares of Loadsource for the aggregate sum of $311, 580. The capital shares of Loadsource have been transferred to Furia and the transaction will be completed at the completion of financing or a suitable conclusion for all parties.The Company provides the following categories of transportation services: Truck Brokerage (Highway Services). Through its subsidiary Fronthaul Inc., Furia matches drivers and truck loads together. Shippers/brokers access the load board and input the appropriate data for their loads. Drivers access the loads via any wireless device or call Fronthaul's call center. This program incorporates a unique driver/shipper feedback system very similar to eBay that can be connected to any database. Fronthaul collects a flat rate fee for the service. More than 600 drivers currently participate in this program. Drivers are motivated to utilize the service as it also provides them with the opportunity to gain residual income through the unique network-marketing component of Fronthaul's brokerage service. These services make up approximately 20% of total sales revenues). Logistics. The Company's subsidiary Loadsource Logistics, LLC is a motor carrier. Loadsource moves its contracted shippers' loads with leased trucks and trailers driven by drivers hired by Loadsource. More than 280 trucks and 420 trailers are part of Loadsource's leased fleet. Contracted shippers include Coors Brewing Company and Swift & Company (approximately 80% of total sales revenue). This business interfaces seamlessly with Fronthaul; drivers are recruited from the Fronthaul database, and Fronthaul's load matching service helps insure that Loadsource trucks are full on their return trips. Intermodal. The Company providing intermodal transportation services through its subsidiary Fronthaul Intermodal LLC, a Freight Forwarder business. Intermodal services move loads between different forms of transportation. For example Furia utilizes Intermodal services to move freight from the Coors brewery to the rail, by rail to the destination city, and the local distributor. As no driver or tractor is needed to move these loads, Intermodal services are cost effective. Intermodal services also access air and ship cargo to meet the specific needs of our clients.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has incurred losses totaling $285,031 since its reorganization. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management anticipates raising additional funds and expects to achieve a profitable level of operations in the near future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Fronthaul, Inc., Loadsource Logistics, LLC, and Fronthaul Intermodal, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Method - The Company records income and expenses on the accrual method.

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

Cash and cash equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Accounts receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts. There was no provision for doubtful accounts at June 30, 2005.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method over lives of three to seven years. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or production capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

Software - The Company will begin amortizing the cost of its proprietary software over a period of sixty months once the software becomes fully operational. The Company evaluates the recoverability of identifiable intangible assets on an annual basis. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company had not recognized any impairment losses on its software of as June 30, 2005.

Revenue Recognition - Revenues from trucking services are recognized at the time the services are performed.

 Issuance of Common Stock - The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2005 the Company has a deferred tax asset of approximately $265,000 arising from net operation losses, all of which are fully reserved for financial reporting purposes.

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

Comprehensive Income - Comprehensive income (loss) and net income (loss) are the same for the Company.

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

Concentration of Credit Risk - Two major customers account for approximately 80% of the Company's sales revenues.

Advertising Costs - The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the periods ended September 30, 2005 and 2004.

Stock Based Compensation - The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The determined value is recognized as an expense in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards - In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS 153 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the Company's fourth quarter 2005, although early adoption is allowed. The Company does not expect this statement to have a material effect on its reporting.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 4 - LOAN RECEIVABLE

As of June 30, 2005, the Company had a loan receivable from an officer of the Company in the amount of $5,000. The note was non-interest bearing and was paid in full subsequent to year end.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2005 consisted of the following:

Telephone equipment	$ 60,334
Office furniture and equipment	117,252
Security equipment	30,875
Trucks and trailers	63,549
$ 272,010

(25,533)
Net property and equipment	$ 246,477

NOTE 6 - LOAN PAYABLE

Loan payable consists of a non-interest bearing, short-term loan outstanding for $121,655. The loan is for the purchase of Loadsource, Inc. and is secured by software.

NOTE 7 - OPERATING LEASES

The Company leases automobiles and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

NOTE 8 - NET LOSS PER SHARE

Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the year ended June 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

Net (Loss)	$ (285,031)

Weighted average common shares outstanding - Basic and diluted	46,222,721

Net loss per common share - basic and diluted	$ (.06)

250,000 shares of preferred stock which whose conditions for conversion into common stock and 250,000 shares of contingently convertible preferred stock were not included in the computation of diluted earnings per share because the effect of including these shares would have been anti-dilutive.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company's majority shareholder, Chairman and Chief Executive Office Michael Alexander acquired his position in the Company as the result of the acquisition of Fronthaul, Inc. as described in Note 14 below.

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

NOTE 10 - INCOME TAX

 The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2005 and 2004.The (provision) benefit for income tax consist of the following:2005 2004       Current $ -0- $ -0-        Deferred -0- -0-        $ -0- $ -0-       ==== ==== The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended June 30, 2005, the valuation allowance increased by approximately $85,000.

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On July 2, 2004, stockholders owning approximately 79% of the issued and outstanding Common Stock of the Company, signed written consents, approving an Amendment to the Certificate of Incorporation of the Company which reverse split its outstanding Common Shares one-for-five and changed the number of shares of common stock the Company is authorized to issue to 200,000,000, par value of $.001. The reverse split became effective on August 17, 2004.

On August 26, 2004, Furia completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). Furia entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of Furia. As a result of the transaction, Fronthaul became a wholly-owned subsidiary of Furia. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic real-time communication exchange for the transportation industry. At the closing, an aggregate of 20,000,000 shares of Furia's Common Stock and 500,000 shares of its Preferred Stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represented 69.6% of the 28,742,842 shares of its then outstanding post-closing Common Stock

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 11 - CAPITAL STOCK - continued

For the year ending June 30, 2005, additional 17,479,879 shares of common stock were issued resulting in additional paid-in capital of $1,434,040. This resulted in a total of 46,222,721 shares outstanding with a par value of $ 46,223.

NOTE 12 - PREFERRED STOCK

The Articles of Incorporation of the Company authorize issuance of a maximum of 5,000,000 shares of nonvoting preferred stock with a par value of $0.001 per share. The Articles of Incorporation grant the Board of Directors of the Company authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

No preferred shares had been issued as of June 30, 2004.

 Furia has issued 500,000 shares of its convertible preferred stock in connection with the acquisition of Fronthaul Inc. in August 2004. Each outstanding share of preferred stock is convertible into 100 shares of the Common Stock of Furia, for an aggregate of 50,000,000 shares of Common Stock. See Note 14 - Acquisitions for a discussion of the conversion features.

Based on the Company's revenues as of June 30, 2005, 50% of the Company's outstanding preferred shares, or 250,000 shares, were convertible into the Company's common stock at a rate of 100 common shares per preferred share.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Facilities Space Lease

The Company entered into a lease for office space on in August 2004 located at 2233 Ridge Road, Rockwall, Texas 75087, Unit 102, Building B for a period of 12 months, with a right to renew for three additional 12 month periods. The annual rent is $ 31,986, and the building common charges are $ 668 per month. For the year ended June 30, 2005 the amount expensed for this office space lease was $11,024.

Future lease payments due during the years ended June 30, 2006, 2007 and 2008 is $40,000 per year, assuming that the lease is renewed each year.

 Vehicle Lease

The Company leased a 2005 Cadillac from GMAC, Inc. for a term of 48 months. The initial payment was $ 2,000 and the 47 remaining monthly payments are $ 931.48. The Company has the option of acquiring the vehicle at the end of the term for $ 27,289.

Employment Agreements

Mr. Mike Alexander is employed pursuant to a five-year employment agreement that commenced on August 28, 2004. The agreement provides for a base annual a salary of $150,000 per year and a bonus of 20% to 50% per year as determined by the Board of Directors based upon the performance of Furia, and the use of a vehicle. The agreement also provides that the number of shares of Common Stock of Furia shall never be less than sixty percent (60%) of the total issued and outstanding Common Stock at any time. The agreement also provides for his indemnification against any and all claims and demands, including court costs and reasonable attorneys' fees that may arise out of his services to Furia. The agreement is cancelable by Furia upon 60 days written notice.

NOTE 14 - ACQUISITIONS

Fronthaul, Inc.

On August 26, 2004, the Company completed the acquisition of Fronthaul, Inc., a privately held Nevada corporation ("Fronthaul"). The Company entered into a definitive acquisition agreement with Fronthaul and its principal shareholders to acquire all of the capital stock of Fronthaul in exchange for the issuance of common and preferred stock of the Company. As a result of the transaction,

Fronthaul became a wholly-owned subsidiary of the Company. Fronthaul was incorporated on June 9, 2004. Fronthaul is an Internet-based, business-to-business information exchange, which provides a centralized database of freight load information accessible by any enabled wireless device or through the Internet. Its objective is to integrate the existing freight industry players with wireless and Internet technologies, creating a dynamic real-time communication exchange for the transportation industry. At the closing, an aggregate of 20,000,000 shares of the Company's common stock and 500,000 shares of its preferred stock were authorized for issuance to the shareholders of Fronthaul. The Common Stock issued to the shareholders of Fronthaul represented 69.6% of the 28,742,842 shares of its then outstanding post-closing Common Stock. The Preferred Stock issued to the Fronthaul shareholders is convertible, at the option of the holders, into shares of Furia's Common Stock at the rate of 100 shares of Common Stock for each share of Preferred Stock. Such right of conversion is based upon the following formula:

1)	If the Company earns revenues of at least $250,000 within twelve (12) months from the date of acquisition, an aggregate of 25% of the Preferred Stock may be converted;

2)	If the Company earns revenues of at least $500,000 within twelve (12) months from the date of acquisition, an aggregate of 50% of the Preferred Stock may be converted.

3)	If the Company earns revenues of $750,000 or more within twelve (12) months from the date of acquisition, 100% of the Preferred Stock may be converted.

On the one year anniversary from the date of acquisition ("Anniversary Date"), should the Company fail to achieve any or all of the revenue thresholds, the Company shall redeem the unconverted Preferred Stock at a price of $.50 per share. Should the Company fail to redeem any or all of the unconverted Preferred Stock within 30 days from the Anniversary Date, then the shareholder, without regard to the revenue requirements set forth above may, at any time thereafter, convert the Preferred Stock to Common Stock as described above.

On September 1, 2004, the Company completed the acquisition of Loadsource, Inc., a privately held Tennessee corporation ("Loadsource"). Furia entered into a definitive acquisition agreement with Loadsource and its principal shareholders to acquire all of the issued and outstanding capital shares of Loadsource for the aggregate sum of $311,580. The capital shares of Loadsource have been transferred to Furia and the transaction to become consummated at the completion of financing or a suitable conclusion for all parties.

NOTE 15 - STOCK BONUS PLAN

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

January 12, 2006

THE FURIA ORGANIZATION, INC.

By: /s/ Michael D. Alexander

________________________________

Michael D. Alexander, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 11, 2006.

By: /s/ Michael D. Alexander	Title:Chairman of the Board	Date: January 12, 2006
---------------------
Michael D. Alexander

By: /s/ Michael D. Alexander	Title:Chief Executive Officer	Date: January 12, 2006
---------------------	and Director
Michael D. Alexander

INDEX OF EXHIBITS ATTACHED

Exhibit Description

10.8	Motor Carrier Carriage Contract between Coors Brewing Company and Loadsource Logistics, L.L.C. dated May 26, 2005.

10.9	Motor Carrier Transportation Agreement between Swift & Company, Inc. and Loadsource Logistics, L.L.C.

21	Description of Subsidiaries

23.1	Consent of Lawrence Scharfman & Co., C.P.A., P.C.

31.1	Certification of Michael D. Alexander

31.2	Certification of Michael D. Alexander

EXHIBIT 21

Subsidiaries of The Furia Organization, Inc.

The following companies are wholly-owned subsidiaries of The Furia Organization, Inc.:

Subsidiary	Jurisdiction of Organization	Type of Organization

Fronthaul, Inc.	Nevada	corporation

Loadsource, Inc.	Tennessee	corporation

Loadsource Logistics,	Nevada	limited liability company

Fronthaul Intermodal, L.L.C.	Nevada	limited liability company

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We hereby consent to the use in Form 10-KSB of our report dated October 10, 2005, except as to the restatement discussed in Note 1 to the consolidated financial statements which is as of January 11, 2006 relating to the consolidated financial statements of The Furia Organization, Inc. for its fiscal year ended June 30, 2005, which is incorporated by reference therein.

January 11, 2006

   /s/Lawrence Scharfman & Co., C.P.A., P.C.

   Lawrence Scharfman & Co., C.P.A., P.C.

EXHIBIT 21

Subsidiaries of The Furia Organization, Inc.

The following companies are wholly-owned subsidiaries of The Furia Organization, Inc.:

Subsidiary	Jurisdiction of Organization	Type of Organization

Fronthaul, Inc.	Nevada	corporation

Loadsource, Inc.	Tennessee	corporation

Loadsource Logistics,	Nevada	limited liability company

Fronthaul Intermodal, L.L.C.	Nevada	limited liability company

EXHIBIT 31.01

CERTIFICATION

I, Michael D. Alexander, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of The Furia Organization, Inc. for the fiscal year ended June 30, 2005;

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

Date: January 12, 2006

By: /s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. §1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the annual report on Form 10-KSB/A of The Furia Organization, Inc. (the "Company") for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and principal financial and accounting officer of the Company hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

Dated: January 12, 2006

By: /s/ Michael D. Alexander
Michael D. Alexander
Chief Executive Officer
Chief Accounting Officer
And Principal Financial Officer

Exhibit 10.8

 MOTOR CARRIER TRANSPORTATION AGREEMENT

This Motor Carrier Transportation Agreement ("Agreement") is entered into as of this 28th day of February, 2005 by and between Swift & Company, Inc., a Delaware Corporation, with principal offices located at 1770 Promontory Circle, Greeley, Colorado 80634 ("Shipper") and the following named carrier ("Carrier"):

Name:  LOAD SOURCE LOGISTICS

Address:  2233 RIDGE ROAD STE 102

City, St, Zip  ROCKWALL, TX 75087

Tel. No.:  972 722 9999

Fax No.:  972 722 9998

Contact Person:  MICHAEL KNAPP

Title:

E-mail:

NMFTA SCAC:  1063

R E C I T A L S

A.  Shipper, through its operating divisions and subsidiaries, desires to utilize the services of Carrier to transport certain of its goods ("Shipments") in accordance with its needs as described in this Agreement.

B.  Carrier is fit, willing, and able to provide motor carrier transportation as required to fulfill the needs of Shipper described in this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and understandings of the parties and on the conditions hereunder expressed, the parties hereby mutually covenant and agree as follows:

TERMS AND CONDITIONS

Term and Termination. This Agreement shall become effective on the date first written above, shall remain in full effect for one (1) year from its effective date, and shall be automatically renewed from year to year thereafter; provided, that either party may terminate this Agreement at any time upon thirty (30) days' written notice to the other party. Notwithstanding the foregoing, Shipper may terminate this Agreement immediately upon written notice to Carrier in any of the following events:

Carrier loses any authority lawfully required by any governmental agency (whether foreign, Federal, State or local) to perform its obligations under this Agreement;Carrier receives written notice from Shipper of a specific defect in authority necessary to perform Carrier's obligations under this Agreement;Carrier breaches any covenant, obligations, condition or requirement imposed upon it by this Agreement, and such breach continues for a period of five (5) days after written notice thereof to Carrier;Shipper becomes, for any reason, insecure about Carrier's financial condition; orCarrier does not maintain any of the insurance coverages or provide certificates of insurance specified in Appendix E, or any such insurance is cancelled, materially changed or not renewed for any reason.Carrier fails to comply in any material respect with applicable federal, state and local laws in performing its duties under this Agreement.

Authorizations.

Carrier represents and warrants to Shipper that it is a motor carrier in interstate, intrastate, or foreign commerce registered with the U.S. Department of Transportation ("DOT") pursuant to 49 U.S.C. §13902 in Docket Number MC- and sub numbers thereunder, is fully authorized to transport Shipper's goods by motor vehicle between all points covered by this Agreement, and its operations are in compliance with all aspects of all applicable foreign, Federal, State and local laws. True, correct and complete copies of the documents evidencing Carrier's currently effective registration with DOT are attached hereto as Appendix A.To the extent that this Agreement provides for extra-provincial contract carrier service to, from or through any Canadian Province and/or Mexican state that requires Carrier to obtain a document evidencing that it is authorized and qualified to provide such service, true, correct and complete copies of such documents are attached as Appendix B.To the extent that this Agreement provides for intrastate or intraprovincial contract carrier service in any State or Province that requires Carrier to obtain a document evidencing that it is authorized and qualified to provide such service, true, correct and complete copies of such documents are attached hereto as Appendix C.Shipments. In its sole and absolute discretion, Shipper shall tender Shipments to Carrier as Shipper's needs require for transportation by Carrier between points within the United States or within, to or from Canada and Mexico. Notwithstanding anything contrary in this Agreement, Shipper shall not be required to tender any Shipment to Carrier. Each Shipment accepted for transportation shall move pursuant to a Uniform Bill of Lading or such other document specified by Shipper or required by law; provided that, if there shall be a conflict between the terms of any such Bill of Lading or other document and the terms of this Agreement, the terms of this Agreement shall control. All Shipments shall be subject to stop-off for loading or unloading and no additional charge shall be assessed by Carrier for a stop-off privilege except as set forth in this Agreement.

Service To Be Performed.

During the term of this Agreement, Carrier agrees to accept and transport pursuant to the terms of this Agreement all Shipments tendered to it by Shipper. For purposes of this Agreement, Carrier will deem Shipments to be that of Shipper and subject to the scope of this Agreement when tendered by or in the name of (i) Shipper, (ii) third parties for delivery to facilities of Shipper, or (iii) third parties when Shipments are made from the premises (plant or warehouse) of, or utilized by, Shipper and freight charges for such Shipments are billed to Shipper. Shipments transported under the terms of this Agreement may be billed prepaid, collect (inbound only) or third party wherein the billed party is identified as Shipper, as specified by Shipper. Wherever used in this Agreement, the term "Shipper" shall be construed to include all of Shipper's operating divisions and subsidiaries.All transportation performed within, to or from the United States by Carrier for Shipper during the term of this Agreement shall be deemed to be contract carriage performed pursuant to 49 U.S.C. §14101 and Carrier's contract carrier authority. Shipper and Carrier expressly waive any rights or remedies under 49 U.S.C. Subtitle IV, Part B to the extent that they are inconsistent with the provisions of this Agreement. Notwithstanding anything to the contrary in this Agreement, in no event shall any transportation performed by Carrier for Shipper pursuant to this Agreement be deemed to be common carriage.All transportation performed by Carrier for Shipper within, to or from Canada or Mexico during the term of this Agreement shall be performed pursuant to the operating authority required to be held by the Carrier under applicable foreign, Federal, Provincial, State and local law.Carrier agrees, upon receipt of each Shipment from Shipper or third parties specified in Section 4(a)(ii) and (iii) to give Shipper or such third persons a written receipt for the Shipment signed by Carrier or Carrier's agent. The receipt shall be prima facie evidence of the receipt of the Shipment by Carrier in good order and condition, unless otherwise noted on the face of the receipt. Carrier further agrees to transport the Shipment without delay and deliver such property in like good order and condition to the consignee at destination with reasonable dispatch. Carrier shall obtain signed receipts from consignee or other appropriate persons designated by Shipper upon delivery. Suchreceipts shall show the actual time of delivery of the Shipment. Carrier assumes full responsibility and is liable to Shipper and/or consignee as their respective interests may appear for any and all loss of or damage to tendered Shipments while in Carrier's possession or control or resulting from Carrier's performance of, or failure to perform, its obligations under this Agreement. If Carrier believes that it will be unable to complete with reasonable dispatch and without loss of, or damage to, any Shipment, any service which it has agreed to perform under the terms of this Agreement, Carrier shall immediately notify Shipper. Upon such notification Shipper shall have the right to direct Carrier to turn over the Shipment to a carrier designated by Shipper for completion of transportation. Delivery of the Shipment to the carrier designated by Shipper shall relieve Carrier of any further obligations for transportation of the Shipment and Shipper of any obligation to pay any charges to Carrier with respect to the Shipment. If Shipper elects to allow Carrier to retain custody of the Shipment, Carrier shall retain responsibility for delivering the Shipment to the consignee as soon as reasonably practicable under the circumstances.The following Appendices and all other Appendices attached hereto and referenced in this Agreement are hereby incorporated into this Agreement and made a part of this Agreement for all purposes as if fully set forth in this Agreement:Appendix D - Fuel Surcharge PolicyAppendix E - Liability and Insurance Coverage ProvisionsAppendix F -Claims Collection and Resolution ProceduresAppendix G - Special RulesAppendix H - Special ServicesAppendix I - Lane Rate ListAppendix J - Specific Price ListAppendix K -Mileage Matrix Price List

All defined or capitalized terms used in any Appendix shall have the same meaning as assigned in this Agreement. To the extent that any provision of any Appendix modifies or is inconsistent with any provision contained in this Agreement the provisions in the Appendix shall take precedence.

Freight Rates and Charges.

Appendix I is the Lane Rate List, which contains per mile and flat rates for determining point-to-point freight costs. Appendix K is the Mileage Matrix Price List, which contains a revenue per mile price guide for determining freight rates from a state or zip code to destinations designated by zip codes. Appendix J is the Specific Price List, which contains other freight rates mutually agreed between the parties to this Agreement. In the event of conflict, freight rates contained in or calculated by reference to Appendix J shall take precedence over freight rates contained in or calculated by reference to Appendix I, which shall in turn shall take precedence over freight rates contained in or calculated by reference to Appendix K. Shipper and Carrier acknowledge that this Agreement is a form agreement used by Shipper in contracting for transportation services from numerous carriers, and Shipper and Carrier may agree not to include Appendix I or Appendix J in this Agreement. However, the same order of precedence shall apply to such Appendices as are attached. Notwithstanding anything to the contrary in this Agreement, Appendix I flat rates only apply to one origin/one destination Shipments.As used in this Agreement, the term "freight rates" shall refer to line haul transportation prices determined in accordance with Appendices I, J or K (as applicable) and the term "freight charges" shall refer to the total amount to be paid by Shipper to Carrier for the transportation services provided under this Agreement, including freight rates plus any ancillary or accessorial charges (such charges as set forth on Appendix J).The mileage used in determining freight rates under this Agreement, shall be based on the Rand McNally Household Goods Mileage Guide #18 (and successive issues thereof) when the transportation movement is between points listed in the Key Point City Index, and on the Rand McNally Milemaker via shortest route of movement in all other cases.

Amendments To Freight Charges.

In the event that Shipper or Carrier desires to amend any of the lists contained in Appendices I, J or K, either by addition of new origins or destinations or by reductions or increases in prices, or to amend any ancillary or accessorial charges, Shipper and Carrier shall negotiate in good faith in accordance with the procedures set forth in this Section 6. Amendments to freight charges may be negotiated between the Director of Transportation of Shipper and the following representative(s) of Carrier: MICHAEL KNAPP, Title:_____________________ or _____________________, Title:_____________________. Amendments to freight charges will be effective from the date mutually agreed to by Shipper and Carrier and shall remain in effect until such time as the freight charges are renegotiated.Shipper shall, within seven (7) days of negotiation of an amendment to a freight rate or charge, send Carrier written notice of such amendment. Such notice shall indicate in a clear and systematic manner the new rate or charge and effective date. The amendment shall be effective upon execution by authorized representative of Shipper and Carrier.Payment Of Freight Charges. Carrier will present freight bills for freight charges to the freight payables address specified on the bill of lading or other document provided by Shipper. Payment by Shipper of all undisputed freight charges shall be made within fifteen (15) days of receipt of invoices from Carrier. Shipper shall not be responsible for payment of freight bills tendered to persons other than those specified by the Shipper. Carrier agrees that upon receipt by it of payment in accordance with the terms of this Agreement all rights of the Carrier to any freight charges for transportation of the Shipment shall be automatically and irrevocably extinguished. Carrier agrees that if any claim is asserted by it or anyone purporting to act on its behalf or as its successor in interest or assignee against Shipper for charges in addition to those specified in this Agreement or against any consignor or consignee of any Shipment for any charges of any kind, then Carrier or its successor in interest or assignee shall reimburse Shipper and consignor or consignee for all costs of defending against any such claim, including reasonable attorneys fees. Carrier agrees that assignment of any rights under this Agreement or with respect to any claim relating to transportation of any Shipment will be subject to the provisions of this Section 7 and that any attempt by Carrier to assign any such right or claim other than subject to the provisions of this Section 7 will automatically extinguish any such right or claim. In consideration of Shipper's commitment to make prompt payment of freight charges, Carrier hereby waives any lien that it might have on any Shipment. If, notwithstanding this waiver, Carrier or anyone purporting to act on its behalf or as its successor in interest or assignee should attempt to assert any such lien, Carrier or such other party shall reimburse Shipper for its costs, including reasonable attorneys fees, incurred in obtaining release of the lien. 49 CFR §378, which covers procedures for overcharges, is hereby incorporated by reference. If any portion of 49 CFR §378 conflicts with any portion of this Agreement, then the provisions contained in this Agreement shall take precedence.

Equipment.

Carrier shall, at its sole cost and expense, furnish the required number and types of motor vehicle equipment ("Equipment") required to provide transportation service requested by Shipper. The Equipment shall be suitable for Shipper's use and in good operating condition and appearance and in compliance with all applicable federal, state and local laws and regulations. Carrier shall also provide, supervise and control all drivers, dispatchers, maintenance and supplies necessary for the proper operation of the Equipment. Carrier agrees to use either company-owned equipment or permanently leased equipment to transport the Shipments. Carrier agrees not to broker Shipments or use trip-lease equipment with respect to any Shipment without prior approval from Shipper's logistics department.The Equipment shall be well maintained, clean, empty, water tight, and insect, rodent and odor free. Carrier agrees that, when transporting Shipments which contain food products intended for human or animal consumption, it will not utilize any trailer which has been previously utilized for the transportation of Hazardous Materials within the meaning of 49 U.S.C. §5102 or Solid Waste within the meaning of 42 U.S.C. §6903 or which otherwise is not fully suitable for use in the transportation of any Food, Food Additive, Drug, Cosmetic or Device within the meaning of those terms as used in 21 U.S.C. §321. Furthermore, the Carrier represents and warrants and will ensure that all Equipment used in connection with Shipper's Shipments complies with the Sanitary Food Transportation Act of 1990 and the regulations promulgated thereunder. Equipment shall be rejected at no cost to Shipper if it does not pass Shipper's inspection standards or otherwise meet Shipper's requirements. The acceptance and loading of any Equipment by Shipper shall not constitute a waiver of any claims by Shipper for (x) damage to any Shipment or (y) any other breach of this Agreement.Costs And Expenses Of Operation. Carrier shall bear all of the costs, expenses, and liabilities of providing the services and supplies required for the operation, maintenance, and repair of Equipment, all labor costs and expenses and all costs and expenses for the procuring and maintaining of all insurance, operating authorities, licenses and permits as may be required for the performance of transportation service under the terms of this Agreement.

Routing. Carrier has the right to select the actual routes it will follow in transporting Shipments but, to the extent that mileage rates apply to the movement, the computation of such rates shall be determined by application of the shortest available mileage as reflected in the most current edition of the Rand McNally Household Goods Mileage Guide as provided in Section 5(c).

Load And Count. Shipper reserves the right to load Carrier's Equipment. If Shipper or any third party specified in Section 4(a)(ii) or (iii) exercises its option to load Carrier's Equipment, Carrier shall be responsible for verifying the quantity of the Shipment loaded. Shipments from Shipper's facilities will be "Shipper Load and Count". Shipments from Shipper's Cold Storage Facilities will be "Carrier Load and Count".

Standard of Performance. This Agreement provides for performance of transportation service that is designed to meet the distinct needs of Shipper. Carrier agrees to use utmost care and diligence as to the prompt and safe transportation of all freight entrusted to its care by and for the account of Shipper. Carrier agrees to deliver all shipments tendered to it with reasonable dispatch, which shall be the number of days necessary to transport the shipment from origin to destination in compliance with all applicable safety regulations giving due consideration to weather and road conditions.

Indemnification. Carrier shall protect, indemnify, defend and hold Shipper and its owned, controlled, affiliated, associated, interrelated and operated companies, the stockholders, directors, officers, agents, employees and representatives of each such company, and any third party specified in Section 4(a)(ii) or (iii) (each an "Indemnified Party") harmless, from and against any and all thefts, damages, liabilities, costs, attorneys' fees, or any other fees, costs and expenses whatsoever sustained by an Indemnified Party under, arising out of, or in connection with Carrier's performance of its obligations under this Agreement.

Force Majeure. Except as otherwise provided in this Agreement, the obligations of the parties in this Agreement shall be temporarily suspended during any period(s) in which either of the parties is unable to comply with the requirements of this Agreement by reason of: the acts of God or the public enemy; fire; flood; labor disorder; civil commotion; government interference (excluding, however, any failure by Carrier to comply with all applicable foreign, Federal, State and local laws); inability of Shipper to purchase, produce or market sufficient goods for transportation by Carrier; or other contingencies similar or dissimilar to the foregoing beyond the reasonable control of the affected party.

Compliance With Foreign, Federal, State, Provincial And Local Laws. All transportation conducted by Carrier hereunder shall be performed in full compliance with all applicable foreign, Federal, State, Provincial and local laws, ordinances, regulations, orders and permits.

Compliance With Safety Practices. When on the premises of Shipper or of any third party specified in Section 4(a)(ii) and (iii), Carrier, its employees, subcontractors and agents shall comply with the safety practices and procedures established for those premises. Any person refusing to comply with such practices and procedures may be excluded from the premises and the Carrier shall be responsible for the consequences of such exclusion including, but not limited to, delays, damage or spoilage of the Shipment.

Severability. In the event that the operation of any portion of this Agreement results in a violation of any foreign, Federal, State, Provincial or local law, the parties agree that such portion shall be severable as to service performed in the jurisdiction in which the operation would result in a violation and that the remaining provisions of this Agreement shall continue in full force and effect.

Independent Contractor Status. It is the intention of the parties that Carrier shall be an independent contractor with respect to Shipper, and nothing contained in this Agreement shall be construed as inconsistent with such status. Carrier shall have the sole and exclusive (i) control over its employees in performing the transportation service provided for hereunder and (ii) obligation to ensure that all Equipment complies with applicable federal, state and local laws, and Carrier shall have the right to engage and employ such individuals as it may deem necessary in connection herewith, it being understood and agreed that said individuals shall be considered employees or agents of Carrier only, and shall be subject to employment, discharge, discipline and control solely and exclusively by Carrier.

Taxes And Assessments. Carrier shall have full responsibility for, and shall pay, all foreign, Federal, State, Provincial and local taxes, assessments, insurance (including, but not limited to, workers compensation, unemployment compensation, disability, old age pension and social security insurance) and other financial obligations arising out of the performance of its obligations under this Agreement.

Assignment. Carrier may not assign or transfer this Agreement without the prior written consent of Shipper.

Controlling Law. Interpretation and enforcement of this Agreement shall be governed by the laws of the State of Colorado.

Notices. Except for routine communications in the course of performance of this Agreement, which may be transmitted in accordance with any procedures established by agreement or acquiescence of the parties, all notices under the terms of this Agreement shall be in writing and delivered by fax, certified mail or overnight courier. Notices transmitted by fax shall be deemed to be received as of the date and time of acknowledgment of receipt as reflected in the sender's fax records maintained in the ordinary course of business. Notices transmitted by certified mail or overnight courier shall be deemed received as of the date and time signed for by recipient. Notices shall be addressed as follows:

If to Shipper:

Director of Transportation
Swift & Company, Inc.
1770 Promontory Circle
Greeley, Colorado 80634
Fax: 970-506-8325

If to Carrier:

LOAD SOURCE LOGISTICS
2233 RIDGE ROAD STE 102
ROCKWALL, TX 75087
9727229998

Non-Waiver. The failure of either party to insist upon the performance of any of the terms, covenants, or conditions of this Agreement or to exercise any right or privilege herein, or the waiver by either party of any breach of any of the terms, covenants, or conditions of this Agreement, shall not be construed as thereafter waiving any such terms, covenants, conditions, rights or privileges, but the same shall continue and remain in full force and effect as if no forbearance or waiver had occurred.

Confidentiality. Each party acknowledges that this Agreement, including the Appendices hereto, and any and all information emanating from the other's business is considered to be proprietary and confidential, and each party agrees it will not, during or after the term of this Agreement, permit the duplication, use or disclosure of such information except as may be required by law. Each party shall be responsible for any unauthorized disclosure made by any of its employees, servants or agents and shall take reasonable precautions to prevent such disclosures. For the purpose of this Agreement, the term "proprietary and confidential" does not include any: (i) information which, at the time of disclosure, is generally known by the public; (ii) information disclosed to the other party by third parties having the right to do so and who have not imposed upon the party obligations of confidentiality in respect thereof; and (iii) information which is known to the disclosing party prior to the disclosure other than as an incident to the performance of this Agreement. Carrier shall be prohibited from using Shipper's name or the names of Shipper's products or the existence of the relationship Carrier has with Shipper in any of Carrier's publicity or promotional efforts, without the prior written consent of Shipper.

Mutual Cooperation. It is understood by both parties that they must cooperate in order to insure the best and most economical transportation service. The parties therefore agree to cooperate with each other in all matters relating to the services to be rendered by Carrier to Shipper hereunder and the costs thereof.

Cumulative Remedies. The remedies of Shipper herein provided are cumulative and shall not affect in any manner any other remedies that Shipper may have by reason of the default or breach by Carrier of its obligations under this Agreement.

Third Party Beneficiaries. With the exception of the parties to this Agreement and the Indemnified Parties, and their respective permitted successors and assigns, there shall exist no right of any person to claim a beneficial interest in this Agreement or any rights occurring by virtue of this Agreement.

Entire Agreement; Amendment. This Agreement, together with any Appendices and Exhibits attached to this Agreement or incorporated by reference in this Agreement, contains all the terms, agreements, covenants, conditions, and provisions upon which the parties have agreed and merges and supercedes all prior agreements, understandings, and representations relating to the subject matter of this Agreement. This Agreement may not be modified or amended except by a writing executed by both parties and filed, if required by applicable law, with the required governmental agency or commission. Amendments to the freight charges shall be accomplished as provided in Section 6.

[Signature page follows]

IN WITNESS WHEREOF, the parties have set their hands the day and year above written.

SHIPPER:	CARRIER:

Swift & Company, Inc.	LOAD SOURCE LOGISTICS
1770 Promontory Circle	2233 RIDGE ROAD STE 102
Greeley, Colorado 80634	ROCKWALL, TX 75087

By:	By:

Signature	Signature

Timothy Baringer
Print Name	Print Name

Director of Transportation
Title	Title

APPENDIX A
INTERSTATE OPERATING AUTHORITY

APPENDIX B
CANADIAN/MEXICAN OPERATING AUTHORITY

APPENDIX C
INTRASTATE OR INTRAPROVINCIAL LICENSES OR PERMITS

APPENDIX D
FUEL SURCHARGE POLICY

The following surcharge policy shall apply to all Shipments that Shipper tenders Carrier under the terms of this Agreement.

Fuel adjustments will be based on the scale set out below. Adjustments will be determined each Monday (Tuesday will be used if Monday is a Federal holiday) (such date the "Determination Date") based on the U.S. Department of Energy ("DOE") diesel hotline (202) 586-6966, national average fuel index. Adjustments will be applied to all Shipments beginning the Monday following the Determination Date. The fuel surcharge will be increased by $0.01 (one cent) per mile for each increase of $0.05 (five cents) per gallon in the DOE fuel index on the Determination Date above $1.20 per gallon. The fuel surcharge will be decreased by $0.01 (one cent) per mile for each decrease of $0.05 (five cents) per gallon in the DOE fuel index on the Determination Date below $1.099 per gallon.

Weekly Fuel Price per Gallon (Dollars and Cents)	Surcharge (Per Mile)
Continuing at $0.05 decrements	Continuing at $0.01 decrements
0.850 to 0.899	-4 cents
0.900 to 0.949	-3 cents
0.950 to 0.999	-2 cents
1.000 to 1.049	-1 cents
1.050 to 1.099	0 cents
1.100 to 1.149	0 cents
1.150 to 1.199	0 cents
1.200 to 1.249	0 cents
1.250 to 1.299	+1 cents
1.300 to 1.349	+2 cents
1.350 to 1.399	+3 cents
1.400 to 1.449	+4 cents
1.450 to 1.499	+5 cents
1.500 to 1.549	+6 cents
1.550 to 1.599	+7 cents
1.600 to 1.649	+8 cents
1.650 to 1.699	+9 cents
Continuing at $0.05 increments	Continuing at $0.01 increments

Fuel surcharges must be shown as a separate line item on Carrier's freight invoice. It is the Carrier's responsibility to reflect this surcharge on freight bills. Shipper will not add fuel surcharge to Carrier's freight invoices and will not be responsible for payment of any fuel surcharge that is not included in Carrier's freight invoice at the time that it is issued to Shipper.

APPENDIX E

LIABILITY AND INSURANCE COVERAGE PROVISIONS

Carrier hereby assumes the liability of an insurer for the prompt and safe transportation of all Shipments entrusted to its care and shall be responsible to Shipper for all loss or damage of whatever kind and nature and however caused to any Shipment entrusted to or in control of Carrier, or of any other person to whom Carrier may have entrusted Shipment and before such Shipment is delivered to the consignee or returned to Shipper. Carrier agrees to procure and maintain in force continuously throughout the term of Agreement the coverages as specified in this Agreement. Carrier agrees to name Shipper as additional named insured under policies one, two and three listed below. Prior to the time that Shipments are transported by Carrier, Carrier shall furnish to Shipper a certificate or certificates evidencing the insurance policies and endorsements. If Carrier cannot provide such certificates to Shipper prior to the time of the first Shipment, then in lieu of such certificates Carrier's insurance carrier or authorized insurance agent may provide evidence of such insurance by facsimile or other form of written communication actually delivered to Shipper prior to loading of the first Shipment, and Shipper shall be entitled to rely on such facsimile or other form of written communication. If Shipper accepts such a facsimile or other written form of evidence, Carrier or its insurance carrier shall furnish the actual certificate or certificates within five (5) days of the date of this Agreement. Prior to cancellation or non-renewal of, or material change in, any policy or endorsements upon renewal or otherwise, Carrier and its insurance carrier shall furnish Shipper with thirty (30) days' advance written notice thereof, and Carrier's insurance carrier shall indicate on the certificate provided to Shipper its promise to comply with this notice provision. Carrier shall maintain and provide Shipper with evidence of the following coverages:

COMPREHENSIVE GENERAL LIABILITY INSURANCE

Carrier shall procure and maintain Comprehensive General Liability Insurance, in accordance with the requirements of 49 U.S.C. § 13906(a)(1), including blanket contractual coverage, for bodily injury and property damage in the amount of one million dollars ($1,000,000.00) combined single limit per occurrence.

AUTOMOBILE BODILY INJURY AND PROPERTY DAMAGE INSURANCE

Carrier shall procure and maintain Automobile Bodily Injury and Property Damage Insurance protecting against claims for bodily injury, including accidental death, and loss of or damage to property in the amount of one million dollars ($1,000,000.00) per occurrence.

ALL-RISK CARGO INSURANCE

Carrier shall procure and maintain All-Risk Cargo Insurance with a per unit liability limit sufficient to cover Shipments having a minimum value of $100,000 and a maximum value of up to $300,000. In the All-Risk Cargo Insurance shall include coverage for refrigeration unit breakdown.

WORKER'S COMPENSATION

Carrier shall procure and maintain workers compensation insurance as required by applicable law or regulation.

If any foreign, Federal, State, Provincial or local government regulatory body prescribes minimum amounts of insurance in excess of the amounts prescribed herein, such required insurance minimums will take precedence and shall be required of Carrier.

Depending on the type of service performed or work being done by the Carrier, the required limits may vary and other coverage(s) may be required. Any different or additional coverages will be specified in this Appendix.

All certificates shall be issued (as additional insured) to:

Swift & Company, Inc.
Attn: Logistics Department
1770 Promontory Circle
Greeley, Colorado 80634

If Carrier has any questions regarding insurance requirements, it should contact Swift & Company Logistics Department.

APPENDIX F

SWIFT & COMPANY

CLAIMS COLLECTION AND RESOLUTION PROCEDURES

Carrier Liability. 49 CFR §370, which sets forth procedures for loss and damage claims, is hereby incorporated by reference. If any portion of 49 CFR §370 conflicts with any portion of this Agreement, then the provision in this Agreement shall take precedence. For purposes of a loss or damage claim, the value of Shipper's goods shall be the price at which the goods were sold prior to shipment, or if goods are being transported for purposes other than to satisfy a purchase contract, the replacement cost of the lost or damaged goods at the location at which the Shipment was received by Carrier.

Verification of Discrepancy. Carrier agrees to verify any discrepancy in the physical count between Shipper's documents and delivery receipt. Carrier agrees to report the discrepancy as soon as possible to Shipper's claims department during normal business hours. Failure of Carrier to report the discrepancy may result in a freight claim being filed against Carrier.

Claims. A claim for loss, damage or delay to cargo must be submitted by Shipper, in writing, within nine (9) months of notification of loss, damage or delay of cargo. Carrier will acknowledge receipt of each claim, in writing, within thirty (30) days of receipt. Carrier will pay or decline, in writing, the claim within sixty (60) days of receipt of the claim from Shipper. If Carrier is unable to make final disposition within sixty (60) days, Carrier must notify Shipper immediately, in writing, of the reason for the delay and the status of the claim. Shipper shall have the right to offset monies owed on a valid claim from Carrier freight charges if:Carrier does not pay any valid claim within one hundred-twenty (120) days from the date it receives the claim from Shipper; orCarrier files for or is the subject to a petition for bankruptcy.

APPENDIX G

SWIFT & COMPANY SPECIAL RULES

Delay in Transit. The date by which each Shipment must be delivered will be specified in the bill of lading or other shipping document furnished to Carrier at the time Shipment is tendered. Carrier will also be required to call the consignee of each Shipment to obtain a delivery appointment time on the delivery date, if delivery time is not furnished to Carrier at the time the Shipment is tendered to it. If the Carrier believes that it will be unable to comply with the specified delivery date and time, it will so advise Shipper and specify the date and time by which it estimates that it will be able to deliver the Shipment. Damage to Shipper as a result of Carrier's failure to deliver a Shipment with reasonable dispatch shall be determined on the basis of the delivery date and time specified by Shipper unless Carrier has notified Shipper prior to acceptance of the Shipment that it cannot make delivery by that date or time, in which case damage for failure to deliver with reasonable dispatch shall be determined on the basis of the delivery date and time estimated by the Carrier. If the original requested delivery date and time on the Shipment changes for any reason, consignee requested or otherwise, the Carrier must immediately contact Shipper's Customer Service Representative and notify him/her of the change.

Accidents. In the event of an accident while a Shipment is in Carrier's possession, Carrier will notify Shipper immediately by telephone and confirm in writing the known details of the accident.

Application of Rates. Except as otherwise provided herein, rates and charges named herein apply on Shipments tendered by Shipper to Carrier on one day, on one shipping order or document, for delivery to one consignee at one destination. Where more than one pick-up or delivery is performed, separate shipping orders or documents may be used for each pick-up or delivery, on each of which appropriate cross reference must be made to definitely establish its identity as part of the aggregate weight composing the prescribed truck load or volume minimum.

Intermediate Rule. From or to any point not named herein (from or to which Carrier is lawfully permitted or authorized to operate) which is intermediate to a point from or to which specific rates are named herein, the rate from or to the next more distant point named herein will apply.

Minimum Weight. When and where foreign, Federal, State, Provincial or local laws prescribe maximum gross weights which prevent Shipper or intermediaries from loading the minimum weight provided in Appendices I, J or K, such shipment will be transported by Carrier in accordance with rates applicable to the minimum weight that would be loaded but for the legal restriction and without penalty to the Shipper.

APPENDIX H

SWIFT & COMPANY SPECIAL SERVICES

Truckload or Volume Rates. Truckload or volume rates apply on shipments (tendered to Carrier by Shipper on one shipping order or document) equal to or exceeding the specified minimum weight or on shipments on which charges are paid on basis of minimum weight.

Mixed Truckloads. Except as otherwise provided in this Agreement, mixed Shipments will be transported at the respective truckload or volume rates applicable as contained in Appendices J, K or L.

Alternative Application of Weight Rates. In no case shall the charge for any Shipment be greater than the charge for a greater quantity of a like kind of freight at the rate and weight applicable to such greater quantity of freight.

Pick-Ups. Minimum truckload or volume Shipments may be made up of combined Shipments loaded at one or more plants, warehouses or docks owned or operated by Shipper and at other points designated by Shipper under conditions specifically provided in this Agreement.

Split Deliveries. Split deliveries of truckload or volume shipments may be made to two or more consignees under the conditions provided in this Agreement.

Stop-Offs. Truckload Shipments may be billed to stop in transit to complete loading or partially unload at intermediate points from or to which Carrier is lawfully permitted or authorized to operate under conditions provided in this Agreement. With respect to Shipments stopped-in-transit:

All freight charges must be paid in full at one time by Shipper.Only one bill of lading and shipping order shall be issued for the entire Shipment.The bill of lading and shipping order shall show, in the place provided, the name of the consignee and delivery address.The names of the places and addresses at which vehicles are to be stopped for completion of loading or partial unloading may be shown either in the body of the bill of lading and shipping order or on a separate writing which shall be attached to and considered a part of the shipping documents.The freight price shall be calculated using the appropriate mileage for the total miles traveled via the shortest route of movement from origin to final destination through all stop-off points. The final destination shall govern which mileage rate or scale to use and the mileage rate or scale used must also correspond to the initial point of origin.In addition to the basic freight price in subparagraph (e), Shipper shall pay a stop-off charge of $50.00 for each stop (excluding pick-up(s) and final delivery).Loading and Unloading. If Carrier is required to perform or pay for loading or unloading, it will be fully reimbursed by Shipper. Carrier shall not charge lumper fees unless Carrier is prohibited from unloading by consignee and unless Carrier has obtained prior telephone authorization from Shipper's logistics department. If proper authorization is received by Carrier from Shipper, Carrier will be paid for unloading only after submission of a verifiable receipt from the consignee for services performed. Shipper will be responsible for loading charges at origin shipping facilities.

Carcass Unloading Charges. Notwithstanding paragraph 7, Shipper shall reimburse Carrier for carcass unloading charges billed by consignee to Carrier, provided Carrier submits receipts or other satisfactory evidence of such charges to Shipper. This provision applies to carcass shipments only.

Documents Accompanying Shipment. Rates and charges named herein include forwarding, in the same truck, of shipping documents, invoices, assembly and operating instructions pertaining to the goods transported.

Protective Service. Carrier will provide adequate protection for preservation of perishable goods against heat or cold, and will provide temperature-controlled Equipment capable of operating at temperatures between thirty-six (36) degrees Fahrenheit and minus ten (-10) degrees Fahrenheit. Carrier will operate the Equipment at the temperature instructed in writing by Shipper or third parties specified in Section 4(a)(ii) or (iii) of the Agreement and the rates and charges named herein include the cost of providing such equipment and protection.

Pallets. Unless otherwise provided in Appendices I, J or K, pallets which are the property of Shipper or any third party specified in 3(a)(ii) or (iii) of the Agreement are used by Carrier to facilitate transportation, will be considered and treated as part of the Equipment, and the rates and charges named herein include an equal exchange of like pallets at the time of each loading and unloading. Pallet rates will be as specified in Appendices I, J or K.

Goods Descriptions. Goods subject to this Agreement include, but are not limited to perishable food products, processed meats and raw meats.

Drop Trailers. Carrier agrees to provide "drop" trailers as requested by Shipper at designated origins/destinations in order to support Shipper's business requirements.

Shipment Tracing System. Carrier shall establish and maintain a driver call-in system and procedure for Shipment tracing purposes, including actual arrival times. For each Shipment received for transportation, Carrier shall be able to provide daily transit information (Shipment location, time of check call and estimated time of arrival).

Driver Teams. Carrier will provide two-driver teams or relay teams where the scheduled delivery time would not otherwise allow delivery within DOT hours of service regulations or for other reasons known to Carrier such as Carrier caused late pickup.

Meat Hooks. Carrier shall provide the required number of long and/or short meat hooks necessary for the type of carcass meat loads tendered by the Shipper. In the event excess hooks are tendered for the Shipment, such hooks may be removed and will be credited to the account of Carrier on Shipper's Hook Accounting System and, in the event of insufficient hooks to handle the Shipment, hooks may be added to the trailer and such hooks will be debited to Carrier's account on such system. Carrier shall be liable to Shipper for all net debit balances to Shipper as recorded in such system.

Reconsignment or Diversion. Shipments may be diverted or reconsigned subject to the following terms and conditions:

The term "diversion" or "reconsignment" means:

A change in the consignee and/or the destination with respect to a Shipment, orAny other instructions given by Shipper necessary to effect delivery and requiring an addition or change in billing or additional movement of the Equipment, or both.

In the event of reconsignment or diversion due to Carrier's negligence or other causes attributable to Carrier, Carrier shall transport the Shipment to the diverted or reconsigned point (including points short of the original destination). In such case, the freight rate shall be the price applicable from origin to original destination or from origin to the diverted or reconsigned point by the shortest direct route, whichever produces the lowest freight rate.Reconsignment or diversion involving a change in destination or change in consignee which is requested by Shipper will be handled in the following manner. The freight rate to apply to a diverted or reconsigned shipment will be the price found using the revenue per mile rate from the appropriate Appendix for the total miles traveled via the shortest route of movement from origin to final destination through all stops, reconsignment, or diversion points. The final destination shall govern which State's mileage rate or territorial mileage scale shall apply. In addition, Shipper shall pay a reconsignment or diversion charge of $50.00. Carrier will not be paid a diversion or reconsignment charge if delivery is accomplished within the same city (or its commercial zone) as originally billed. There will be no diversion charge paid on Mexican and Canadian shipments if stop(s) are required for broker and/or government inspections. (Additional stop charges will be paid.) No additional charges relating to reconsignment or diversion will be paid unless authorized or requested by Shipper's traffic or claims personnel.If there is a reconsignment or diversion requested by Shipper, Shipper shall pay demurrage of $15.00 per hour for delaying Equipment at the original destination longer than the first two hours of free time; provided, however, the total charge for reconsignment or diversion per twenty-four (24) hour period, including such demurrage and the reconsignment or diversion charge referred to in subparagraph (c), shall not exceed $150.00.When it is necessary to return to the Shipper refused, rejected or undelivered shipments transported under rates and provisions provided in this Agreement, Carrier will return such Shipments to a Shipper facility or a cold storage within 75 miles of a Shipper's facility for $1.10 per mile.When billing for additional charges pertaining to reconsignment, diversion, or demurrage, Carrier must show on its freight bill the approval number issued by Shipper representativewho authorized the additional charges.Carrier must comply with all security agreements including but not limited to Continuous Seal Policy, and all safety requirements in place at Shipper's facilities. Carriers must maintain a complete and continuous seal record on "Shipper load and count" movements that show notations of seals intact, the actual seal numbers, and the reseal numbers on multiple stop Shipments. This record should be signed and dated by receiver(s). It is the Carrier's responsibility to provide seals for multiple stop Shipments. Carrier must immediately notify Shipper's logistics department or claims department if a customer refuses to comply with this procedure. Failure to follow these procedures will result in a freight claim filed against the Carrier in the event of product shortages.Extraordinary Costs. Carrier agrees that any additional costs caused by Shipper, or extraordinary occurrences that are not specifically addressed in this Agreement and which are beyond the control of Carrier, shall be negotiated with the Director of Transportation of Shipper's logistics department on a case-by-case basis and both parties will make every reasonable effort to achieve a fair and equitable resolution.

Load Tender Response

.. Shipper and Carrier acknowledge and agree that if Shipper tenders a request to Carrier to provide services pursuant to this Agreement for a Shipment, Carrier shall have three (3) hours from the receipt of such request to accept such request by oral or written confirmation to the Shipper's freight planner. If such request is not validly accepted within three (3) hours from the receipt of such request, Shipper and Carrier agree that Shipper shall have no obligation (including, without limitation, obligations to tender the Shipment or pay freight changes or costs relating to the Shipment) to Carrier under this Agreement with respect to such Shipment and may tender a request to another carrier with respect to such Shipment.

Obligations

.. If requested by Shipper, Carrier will transmit to Shipper via electronic data exchange, world wide web, computer image format (i.e., .pdf file or .tif file) or other reasonable means the following, but not limited to: appointments, delivery dates, order information, claim data or proof of delivery information. Such information shall be provided to Shipper at no additional charge.

Addendum

Swift & Company

Motor Carrier Transportation Agreement

In the event any property described in this bill of lading consists of food products intended for human consumption and is delivered to its destination in a trailer with non-intact seals or leaves the control of the carrier and is later recovered, such products will be considered to be adulterated and unfit for human consumption and the carrier will be solely responsible for the cost of the products and expenses of disposal as directed by consignor.

__________________________________	_________________________________

Timothy Baringer	Carrier Representative
Director of Transportation
Swift & Company
Greeley, CO 80634

4/26/04	_________________________________

Dated	Dated

Exhibit 10.9

MOTOR CARRIER CARRIAGE CONTRACT
BETWEEN COORS BREWING COMPANY
AND LOADSOURCE LOGISTICS, LLC.

3.9	Liability for Loss or Damage to Shipments		9

	3.9.1	Carmack Liability	9
	3.9.2	Change to Warehouseman's Liability	9
	3.9.3	Salvage	9
	3.9.4	Claim Regulations	10

3.10	Use of Other Carriers.		10

	3.10.1	Restrictions and Provisions	10
	3.10.2	Grounds for Termination	10

3.11	Independent Contractor		10

3.12	Confidentiality		11

3.13	Application to Intrastate Transportation		11

Section 4 - DETERMINATION OF RATES AND CHARGES

4.1	Rates and Charges in Writing		11

4.2	Changes in Rates and Charges		11

4.3	Mileage Calculations		11

4.4	Diversion and Reconsignment		12

4.5	Alternation Rule		12

4.6	Challenge to Contract Carriage		12

4.7	Special Services		12

4.8	Overcharges and Undercharges		12

Section 5 - GENERAL TERMS AND CONDITIONS

5.1	Equal Opportunity, Affirmative Action	13

5.2	Minority Business Opportunities	13

5.3	Environmental Policy	13

5.4	Force Majeure	13

5.5	No Lien	13

5.6	Term of Contract and Termination	14

5.7	Governing Law.	14

5.8	Nonexclusive Agreement	14

5.9	Performance and Service Assurance	14

5.10	Fuel Surcharge	14

5.11	Safety Certification	15

5.12	Entire Understanding	15

5.13	Nonassignability	15

5.14	Separability	15

5.15	References	15

5.16	Benefits, Assigns and Confidentiality	15

5.17	Notices	16

SIGNATURES		17

APPENDIX A - Rates and Charges		18

APPENDIX B - Insulated/Refrigerated Trailer at
Trailer Yard/Staging Area Acceptable for Loading		19

APPENDIX C - FUEL SURCHARGE		21

APPENDIX A - X - HOURS OF SERVICE		22

MOTOR CARRIER CARRIAGE CONTRACT

This Contract is made and entered into effective the 26TH day of MA Y2005 by and between COORS BREWING COMPANY, Golden, Colorado 80401 (hereinafter referred to as "Shipper") and LOADSOURCE LOGISTICS, LLC.(hereinafter referred to as "Carrier"). "Shipper" shall collectively include dba trade name divisions, parent, affiliates and subsidiaries of Coors Brewing Company and any other companies named in attached Schedules hereto. The parties hereto, in consideration of the mutual covenants herein contained, agree as follows:

RECITALS

This Contract is entered into pursuant to 49 USC 14101 (b). Carrier, as an independent contractor, desires to furnish motor contract carriage service to Shipper for the transportation of commodities, and represents that it is a duly authorized motor carrier in interstate commerce under one or more permits issued by the former Interstate Commerce Commission (ICC), now known as the Surface Transportation Board (ST8), the Federal Highway Administration (FHWA) of the United States Department of Transportation (USDOT), and shall provide Shipper copy of all such relevant permits. Carrier shall also provide copies of any relevant intrastate operating permits.

This Contract, and the specified services rendered hereunder, are designed to meet Shipper's distinct needs as more fully set forth herein. Shipper desires to avail itself of Carrier's services under this Contract. These Recitals and all Appendices are part of this Contract. In consideration of their mutual promises, the parties agree as set forth below. To the extent this Contract is inconsistent with any previous Contract, the terms of this Contract apply.

The parties hereto expressly waive any or all rights and remedies under the Interstate Commerce Commission (ICC) Termination Act for the transportation provided hereunder, pursuant to 49 USC 14101 (b), that are inconsistent with this Contract.

TERMS OF AGREEMENT

1.  SCOPE OF CONTRACT

       1.1  Facilities Covered

         This Contract applies to Shipper, its subsidiaries and divisions, and any new companies acquired. Shipper shall notify Carrier of any companies acquired, the date of acquisition and the address of the newly acquired company. The rates in Appendix A shall apply to any newly acquired facilities.

       1.2  Nature of Commerce

         This Contract applies to all traffic described in Section 1.3 below which moves in interstate commerce or in intrastate commerce in the United States.

       1.3  Traffic Covered

         This Contract applies to every shipment tendered to Carrier for both. inbound and outbound movements from or to any facility owned or operated by Shipper under lease or contract, whether billed collect or prepaid, and shipments where Shipper is shown on the bill of lading as the third party payer of freight charges.

       1.4  Service as Motor Contract Carriage

         1.4.1  Contract Carriage Only - Every shipment tendered to Carrier as described in Sections 1.2 and 1.3 above shall be deemed tendered to Carrier in its capacity as a motor carrier under this Contract. Any references in this Contract, or in documents referring to this Contract, to "common carriers" or "tariffs," whether filed or unfiled, or to the law regarding "common carrier liability" for 1055, damage or delay, shall not alter the contractual relationship between the parties created under this Contract, nor alter the nature of Carrier's transportation service.

         1.4.2  Brokerage Prohibited - In the event Carrier holds a broker's license granted by the former Ice or FHW A, every shipment for which Shipper orders service from Carrier shall nevertheless be deemed tendered to Carrier in its capacity as a motor carrier under this Contract, and Carrier shall be governed by all of its rights and obligations hereunder, unless the parties otherwise expressly agree in writing.

2.  SHIPPER'S RESPONSIBILITIES

       2.1  Minimum Tender

         To tender to Carrier for transportation hereunder, the types of freight described in Appendix A and on such other consecutively numbered Appendix A's that may in the future be executed by the parties hereto, and which by this reference are made a part hereof, for a minimum of two {.21shipments per year.

       2.2  Payment of Freight Charges

         To remit to Carrier on the 15th day of each month (except when the 15th day falls on Saturday, Sunday or holiday, then the next weekday applies), payment for all transportation services provided by Carrier hereunder for the preceding calendar month at the rates outlined in Appendix A, et seq. Deviations from this payment of freight charges schedule will be delineated in Appendix A, et seq.

3.  CARRIER'S RESPONSIBILITIES

       3.1  Service and Delivery

         To receive, transport, and deliver with reasonable dispatch all freight offered to it as described in Section 1.4.1 hereof in accordance with service and delivery requirements as defined by Shipper; to establish time standards and to use the most efficient methods of planning and control procedures for the purpose of transporting such freight at the lowest possible cost consistent with such service and delivery requirements. Carrier agrees to provide transportation services designed to meet the Shipper's distinct needs as described herein.

       3.2  Regulatory Compliance

         To conform to the rules, regulations, and all requirements of the USDOT, the STB and state regulatory bodies and all other regulatory bodies having jurisdiction over for-hire motor vehicle transportation as performed hereunder by Carrier. Carrier's Operating Authority MC-511819-C and the ICC's decision in its proceeding under Ex Parte MC-165 (Sub. 1) is used for this Agreement.

       3.3  Insurance Required

         To, at all times during the term of this Contract and all extensions thereof, carry and keep in full force and effect, public liability and property damage insurance policies. Insurance will be no less than the USDOT's minimum standards, combined single limit and Workmen's Compensation Insurance policies with reliable insurance companies. Such policies to be endorsed so as to protect the interest of the Shipper, as they appear, and such as will meet the requirements of federal, state, and other regulatory bodies having jurisdiction over the operations of Carrier and to provide Shipper Certificates of Insurance or other evidence of said insurance coverage as requested by Shipper.

       3.4  Equipment. Personnel and Services

         To furnish and have available, at all times, sufficient equipment and trained personnel required by Shipper to safely provide the transportation services as herein provided and to maintain its equipment in reliable mechanical and safe condition. Expedited and stop-off services will be provided at Shipper's request. All equipment used by Carrier shall at all times be under the exclusive control of Carrier. Carrier agrees no vehicle used to transport Shipper's products shall ever have been used to transport refuse, garbage, trash or solid or liquid waste of any kind whatsoever, whether hazardous or nonhazardous.

       3.5  Indemnification

         Carrier agrees to indemnify and hold Shipper harmless from any and all claims, damages, expenses or other liabilities arising out of or in any way connected with the transportation services to be performed by Carrier hereunder.

       3.6  Compliance With laws and Regulations

         Carrier agrees to pay, when due, all taxes or assessments applicable to Carrier or its employees or business including, but not limited to, all taxes and assessments payable under federal and state unemployment insurance laws and the Federal Insurance Contributions Act. And, to comply with all such laws and with all regulations of a!1 agencies administering such laws and procedures, at its expense, all necessary permits and licenses, assessments and tolls required for its performance under this Contract and to comply with all laws, ordinances and regulations of duly constituted authorities having jurisdiction over its activities.

       3.7  Bill of Lading

         3.7.1  Approved Billing - All shipments made pursuant to this Contract shall be on a short form bill of lading subject to the terms and conditions of the complete bill of lading in effect on June 24, 1995, in National Motor Freight Classification 1 DO-V, Pages 255 through 257. Any subsequent version published in the National Motor Freight Classification shall not apply. In the event that some other bill of lading is used, the terms of the bill of lading are subordinate to the terms of this Contract, and, in the event of a conflict between any bill of lading and this Contract, the terms of this Contract shall govern.

       Any other bill of lading or other shipping document used shall be deemed to have used the following language: "The property described herein is received in good order, except as noted by Carrier at the time of pickup. It is mutually agreed that this shipment is received, subject to the Motor Carrier Contract entered into between the Shipper and the Carrier."

         3.7.2  Electronic Billing - Paperless transactions will be used as broadly as the parties are capable. It is the intention of the parties to memorialize each shipment transaction with a computer-produced short form bill of lading subject to terms and conditions specified above. All the terms of this Contract shall apply to each such shipment. Any reference in such bill of lading to "classifications and tariffs" shall have no application with regard to shipments transported under this Contract. In the case of any inconsistency between any other sources and this Contract, the terms, conditions and provisions of this Contract shall govern.

       3.8  Carrier's Receipt

         3.8.1  Constructive Receipt - Carrier's duties and liabilities shall commence upon execution of a receipt evidenced by driver's signature, and upon driver taking possession of the vehicle containing such shipment. In the event Shipper has completed loading and placement of vehicle at point for pickup by Carrier, completed a bill of lading as receipt, notified Carrier of shipment's availability, and the Carrier does not take possession within a reasonable time, which is agreed to be no longer than two (2) hours, Carrier agrees it will be understood to have taken possession under a concept of constructive receipt and Carrier's liability shall commence without actual possession.

         3.8.2  Reefer Unit Setting. Temperature Setting - (i) Shipper's established product quality policy is that beverage products will be transported and delivered at temperatures above 30°F and below 60°F; (ii) Carrier is responsible to present trailers for loading that are food-product clean and free of any' trash or contaminant that might cause product damage. Carrier's driver shall be responsible to have set the temperature control on the refrigeration unit at 40°F when trailer is to be operated under mechanical refrigeration service and (iii) On receipt of the load, Carrier's driver shall verify the temperature setting, and verify that such set point at 40°F has been entered into the control memory and not just changed on the unit's visual readout. Any incorrect settings shall be immediately reported to Shipper and noted on both parties' copies of the bill of lading.

         3.8.3  Notice of Delay or Damage - In the event of delay or substantial damage to shipment, caused by accident or otherwise, Carrier shall notify Shipper immediately as instructed by Shipper and make all necessary efforts to protect shipment. Shipper's brand-name products shall be protected as to flavor and product integrity, including brand-labeled packaging to the extent possible.

       3.9  Liability for loss or Damage to Shipments

         3.9.1  Carmack Liability - Carrier assumes the liability required of an interstate motor common carrier under 49 USC 14706 or revisions thereto ("Carmack"), as written and in effect as of the date of this Contract, regardless of whether the shipment is interstate or intrastate in nature. Carrier's liability for the goods shall be for "full actual loss" which includes, but is not limited to, the original invoice value charged consignee or the destination market value of goods lost or damaged, whichever is higher, including freight charges, administrative costs, warehousing costs, transportation costs and all other accessorial charges on loss and damage claims.

       Claims will be paid on the basis of Shipper's invoice amount and will include amounts for federal and state alcohol taxes when Shipper is unable to recover said taxes.

         3.9.2  Change to Warehouseman's Liability -In the event any shipment is refused by the consignee, or Carrier is otherwise unable to deliver any shipment, Carrier's liability for loss or damage as a Carrier under this Section 3.9 shall continue until such shipment has been properly placed in a public warehouse or other suitable storage facility under reasonable security, at which time Carrier's liability as a warehouseman shall commence.

         3.9.3  Salvage - Carrier will in no circumstances permit Shipper's product to be placed in a salvage market. or otherwise disposed of without Shipper's approval and direction. Carrier acknowledges that alcohol beverages are tightly regulated by the Food and Drug Administration, Bureau of Alcohol, Tobacco and Firearms and State Alcohol Beverage Control Departments.

       Carrier understands and acknowledges that Shipper will be subject to various risks of prosecution or lawsuit in connection with

.. damaged product which may be contaminated or not suitable for human consumption, and that above mentioned agencies will frequently require the destruction of Shipper's product as a matter of legal requirement.

       Carrier represents and warrants that its performance in cleaning an accident site, in selecting disposal locations and methods, and in transporting and repairing damaged goods and property has been and will be in compliance with all applicable laws and regulations.

         3.9.4  Claim Regulations - Claims must be administered in compliance with applicable government regulations including, but not limited to, Ex Parte 263, 49 CFR 1005.1 through 1005.6 and the ICC or STS Orders interpreting these laws and regulations.

       3.10  Use of Other Carriers

         3.10.1  Restrictions and Provisions - Except for local cartage agents or railroad piggyback service, railroad carries trailers or containers owned by Carrier rail ramp to rail ramp (Plan 1), if any, Carrier shall utilize no other Carriers without the prior consent of Shipper. If consent is granted or if Carrier utilizes another Carrier without Shipper's consent, Shipper and Carrier expressly agree that (i) The nature of the carriage shall remain contract carriage regardless of whether the connecting Carrier is operating pursuant to a Contract or otherwise; (ii) Carrier shall remain responsible to Shipper for fulfillment of all of Carrier's obligations under this Contract while cargo is in the connecting Carrier's possession; including, without limitation, Carrier's obligations relating to documentation, service, equipment, rates and charges, compliance with law; and loss, damage and delay; (iii) Carrier shall pay all connecting Carrier charges and shall hold harmless and indemnify Shipper from conduct of the other Carrier; (iv) Carrier shall in any event issue a through bill of lading from origin to ultimate destination and (v) Local cartage agents, if any, or any connecting Carrier shall be deemed a subcontractor of the Carrier and used for Carrier's convenience.

         3.10.2  Grounds for Termination - In the event Carrier utilizes another Carrier (other than a cartage agent or railroad piggyback service under Plan 1) for any portion of any shipment without the prior consent of Shipper, Shipper may terminate this Contract immediately upon written notice to Carrier.

       3.11  Independent Contractor

         Carrier shall perform its services as an independent contractor and, to the extent required by law, shall have exclusive control and direction of the persons operating the equipment or otherwise engaged in such transportation services. To the extent required by law, Carrier assumes full responsibility for the acts and omissions of such persons and (b) shall have exclusive liability for the payment of local, state and federal payroll taxes, or contributions or taxes for unemployment insurance, workers' compensation, old age pensions or other social security and related protection with respect to persons engaged in the performance of such transportation services.

       3.12  Confidentiality

         Except to the extent disclosure may be required by law, parties agree to safeguard, and treat as confidential, information pertaining to Shipper's traffic including, without limitation, origins, destinations, products, volume, rates and charges, the identity of Shipper's customers and the products purchased by particular customers. Carrier shall also safeguard, and treat as confidential, information relating to Shipper's operations and competitive position including, without limitation, the following: Sales, marketing and promotional strategies and plans; research and development of new products; improved products and improved procedures; sales/delivery statistics, forecasts; manufacturing processes and formulas; cost data; expansion plans; purchasing plans; critical ingredients and/or sources of supply.

       3.13  Application to Intrastate Transportation

         Carrier warrants that it has not requested, and will not request during the life of this Contract, application of state laws or regulations to intrastate traffic which are different from the provisions of this Contract for any purpose whatsoever including, but not limited to, cargo liability; bills of lading or receipts for property being transported or credit.

4.  DETERMINATION OF RATES AND CHARGES

       4.1  Rates and Charges in Writing

         All applicable rates, charges, classifications and rules, if any, for shipments under this Contract are attached in Appendix A and are confidential between parties.

       4.2  Changes in Rates and Charges

         Upon agreement in writing by the parties, rates and charges may be added or amended immediately in order to meet the specified services and distinct needs of the Shipper. Changes shall be made by reissuance of Appendix A using consecutively renumbered issues numbered A-1, A-2, etc. Carrier and Shipper shall transmit written changes by facsimile or otherwise, and a change shall be deemed effective when the Shipper has signed and dated the written change and sent it to the Carrier. The rate is deemed to be accepted by the Carrier unless the Carrier notifies Shipper of an error prior to movement of the goods. The change may be on the form attached hereto as Appendix A and the signed document, whether a fax confirmation or otherwise, shall be annexed to this Contract.

       4.3  Mileage Calculations

Shipper has determined mileage used herein through the use of Rand McNally - TDM, Inc. Milemaker. From time to time, mileage differences may occur due to route changes or Milemaker errors and updated versions. Any exception to Shipper's established mileages must be negotiated and agreed to in writing by the parties hereto.

       4.4  Diversion and Reconsignment

         Carrier warrants that Shipper has ability to reconsign or divert shipments en route at rates outlined in Appendix A, et seq.

       4.5  Alternation Rule

         In no case shall the charges on any shipment hereunder. computed at actual weight, exceed the charges that would apply hereunder at a higher weight.

       4.6  Challenge to Contract Carriage

If, at any time during the term of this Contract, or after performance under it has ceased, Carrier or any of its successors or assigns should claim or attempt to claim that services performed for Shipper are not contract carriage, in order to seek collection of common carrier rates for shipments rendered hereunder, and Shipper successfully defeats the challenge to contract carriage, Shipper shall be entitled to recover from Carrier or its successors or assigns all its attorney fees and costs reasonably incurred in such defense before a court and/or regulatory agency, or both.

       4.7  Special Services

         Shipper and Carrier agree that the only charges, rules and special services that apply to this Agreement are those in Appendix A. If there is any other additional charge on a shipment during the normal course of business, an additional charge must be agreed to in writing between the Shipper and Carrier.

       4.8  Overcharges and Undercharges

         Any action at law by Carrier to recover undercharges hereunder, or by Shipper to recover overcharges hereunder, shall be commenced not more than three (3) years after Carrier's receipt of the shipment.

         Right to Audit - Carrier grants Shipper, or others designated by Shipper, access to all internal audit information relating to this Contract, including reports of corrective actions taken as a result of such audit.

         Carrier agrees to make, keep and maintain in accordance with generally accepted accounting principles and practices consistently applied from year to year, complete books. records, invoices and records of payments relating to the work while it is being performed and for a period of three (3) years following acceptance of the work.

         For the purpose of audit, Shipper shall have the right to examine, either directly or through its authorized representatives or agents, during business hours and for a reasonable period of time, all books, records, accounts, correspondence, instructions, specifications, plans, drawings, receipts, manuals and memoranda insofar as they are pertinent to this Contract. Shipper's right of inspection shall not apply to Carrier's trade secrets or other proprietary information properly designed or asserted as such in writing prior to such audit.

5.  GENERAL TERMS AND CONDITIONS

       5.1  Equal Opportunity. Affirmative Action

         To the extent applicable to this particular transaction, the equal opportunity and affirmative action clauses set forth in 41 CFR 60.1.4 (1), 60-250.4 and 80-741.4 are hereby incorporated by reference and made a part hereof.

       5.2  Minority Business Opportunities

         It is Shipper's policy that qualified, competitive minority suppliers, contractors and subcontractors shall have equal opportunities to furnish materials and services for projects. Carrier is encouraged to utilize minority businesses whenever practicable.

       5.3  Environmental Policy

         Nothing contained in the terms and conditions of this Contract will significantly affect the quality of the human environment within the meaning of the National Environment Policy Act of 1969, as amended.

       5.4  Force Majeure

         Neither party shall be liable under this Contract for its failure or delay in fulfilling its obligations if such failure or delay is the result of federal, state, or local laws, rules, or regulations, invasions, insurrections, riots, civil war or commotion, military or usurped power or acts of God, but due diligence shall be used in curing such cause and in resuming performance. Carrier's failure or delay under any laws or regulations, resulting from its violation thereof, shall not be deemed a force majeure relieving Carrier in any manner from its duties to perform fully and timely its obligations under this Contract.

       5.5  No Lien

         Carrier shall have no lien, and hereby forgoes its right to any lien, upon any shipment or portion thereof.

       5.6  Term of Contract and Termination

         The term of this Contract shall be for one year, and shall automatically renew for additional one-year periods unless written notice of nonrenewal is given by either party to the other at least 30 days prior to the end of any term; provided, this Contract may also be terminated at any time by either party upon 30 days' written notice; provided further, that if either party violates any material provision of this Contract, then the other party shall have the right to terminate this Contract immediately upon written notice to that effect.

       5.7  Governing Law

         This Contract shall be deemed to have been made and accepted in Jefferson County, Colorado, and the laws of the State of Colorado shall govern any interpretations or contractions of the Contract. Any action pertaining to this Contract shall be commenced and prosecuted in the courts of Jefferson County, Colorado, or in the United States District Court for Colorado, if appropriate, and each party submits to the exclusive jurisdiction of said courts and waives the right to change venue. Costs and reasonable attorney fees shall be awarded to the prevailing party in any action.

       5.8  Nonexclusive Agreement

         Shipper is free to tender traffic of any type to other carriers and Carrier is free to solicit traffic from other shippers at their respective discretion.

       5.9  Performance and Service Assurance

         Carrier will participate in Shipper's process and programs designed to measure Carrier performance and service. Carrier understands Electronic Data Interchanges (EDI) will be required in these programs. Transactions will require NCX12 standards.

       5.10  Fuel Surcharge

         Parties agree in consideration of volatile fuel costs, i.e., significant or unusual increases for periods exceeding fourteen (14) days, a fuel surcharge will be negotiated and applied. The fuel surcharge agreed to by Shipper and Carrier will be based on the national average of diesel fuel as reported by the. Energy Information Administration of the u.s. Department of Energy on the prior Monday at 1600 hours Eastern time. Parties understand fuel surcharges will vary and will be applied to freight charges as agreed, week to week, and will not apply unless negotiated.

       5.11  Safety Certification

         When transporting any product that is classified as hazardous materials, the Carrier will maintain and provide to the Shipper evidence that Carrier has achieved USDOT "satisfactory" safety certification and will notify Shipper if such certification changes from "satisfactory" to some other rating.

       5.12  Entire Understanding

         This Contract, together with any Appendices attached hereto, shall constitute the entire agreement and understanding between the parties hereto and no representations, documents, promises, or agreements, oral or otherwise, trade usage or course of conduct between the parties hereto, not embodied herein or in said Appendices shall be of any force or effect; that this Contract including Appendices may not be altered or modified except by agreement in writing between the parties hereto.

       5.13  Nonassignability

         Subject to Section 5.12, Carrier shall not assign its rights nor delegate any of its obligations under this Contract without Shipper's prior written consent. Breach of this prohibition by Carrier shall be deemed a substantial default and, at its option, Shipper may terminate this Contract immediately upon written notice. Subject to the foregoing limitations, this Contract shall be binding on the parties' respective successors and assigns.

       5.14  Separability

         In the event that any provision in this Contract shall violate any law or regulation, such provision shall be ineffective to the extent of such violation without invalidating any other provision of this Contract. In no event shall any invalidation convert Carrier's service from contract carriage to common carriage.

       5.15  References

         All references in this Contract to rights, obligations. Appendices, addenda, forms, sections or subsections shall be to provisions in this.. Contract without in all instances use of the words such as "this Contract," "hereto," "hereunder," etc.

       5.16  Benefits, Assigns and Confidentiality

         This Agreement shall inure to the benefit of and be binding upon the parties hereto, the respective legal representatives, successors and permitted assigns. It is agreed that information herein shall be kept confidential.

       5.17  Notices

         Notices shall be given by U.S. certified mail postage prepaid, return receipt requested, or overnight package service, or facsimile, to the parties at the following addresses:

The addresses to which notices, as provided herein, shall be mailed:

       SHIPPER:

               Coors Brewing Company

               Logistics Department

               Mail Number BC410

               P.O. Box 4030

               Golden, CO 80401-0030

       CARRIER:

               LOADSOURCE LOGISTICS, LLC.

               2233 RIDGE ROAD ST #102

               ROCKWALL, TX, 75807

              Telephone: 972-722-9999

               Fax: 972-722-9998

Provided, however, that notices shall be mailed to such other addresses as either party may in writing request.

The parties signing this Contract respectively for the Carrier and Shipper represent that they are authorized to sign this Contract.

This Contract supersedes any previous Contract Carriage Contract(s) which may have existed between the parties hereto. This Contract represents the entire agreement and understanding between the parties hereto with respect to the services to be performed hereunder, and neither party has relied or will rely upon any representation or agreement of the other except to the extent set forth herein. This Contract may not be amended or modified except in writing signed by a duly authorized representative of each party.

IN WITNESS WHEREOF, the Shipper and Carrier have caused this Contract to be duly executed as of the day and year first above written.

SHIPPER:		CARRIER:

COORS BREWING COMPANY		LOADSOURCE LOGISTICS, LLC.
Tax ID # 202024170

By		By

Title	Manager, Corporate Transportation	Title

Attest		Attest

APPENDIX A

RATES AND CHARGES UNDER CONTRACT

FOR TRANSPORTATION BY MOTOR CARRIER

(RATES ATTACHED)

ACCEPTANCE BY:		ACCEPTANCE BY:

Shipper	Coors Brewing Company	Carrier	LOADSOURCE LOGISTICS, LLC.
Address	Mail Number BC410	Address	2233 RIDGE ROAD
	P.O. Box 4030		SUITE #102
	Golden, CO 80401		ROCKWALL, TX 75807

By		By

Title	Manager, Corporate Transportation	Title

Date	5/26/05	Date

Attest		Attest

APPENDIX B

INSULATED/REFRIGERATED TRAILER AT TRAILER

YARD/STAGING AREA ACCEPTABLE FOR LOADING

TRAILER INTERIOR

Cleanliness:

.     Food product clean . No odors

.     Free of debris

.     No dirt

Moisture:

.     Dry

Visible Damage:

.     Walls - Smooth with no protruding objects or holes

.     Floors - Sturdy, unbroken, smooth with no holes or protrusions

.     Roof - No holes

.     Kick panels - Secure and smooth to the wall

Repairs:

.     All repairs are of standard materials mounted flush and smooth to the interior

Single Identification Number:

.     Present and readable on both interior and exterior

TRAILER EXTERIOR

Doors:

.     Lockable

Door Seals:

.     In place

Door Tiebacks:

.     In place and functioning

Slideable Tandem Axles:

.     Capable of sliding to rear of trailer

Air Ride System:

.     Must have manual pressure release system

ICC Bar:

.     In place and usable

Exterior Panels:

.     No visible insulation material

REFRIGERATED UNIT

Operation:

.     Functioning

Fuel:

.     Minimum of 3/4 tank

Set Point:

.     40°F

*Based on testing method of the Trailer Manufacturers' Association of America

Appendix C

APPENDIX for Fuel Prices

SHIPPER and CARRIER agree the volatile price of fuel requires adjustments be made to our original contract as to Section 5.10 to recognize this matter.

All shipments made under this contract agreement will be based on the scale shown below. Adjustments will be determined each Monday, or Tuesday if Monday is a holiday, based on the Energy Information Administration (EIA) diesel and motor gasoline price hotline (phone 202-586-6966 and press #1 for diesel prices) or on the World Wide Website (www.eia.doe.gov and click on petroleum and then weekly averages) National Average. This will be applied on all shipments beginning the following Monday. For every movement of $.06 (six cents) per gallon in the EIA fuel index, the fuel surcharge will be changed upwards or downwards by 1% (one percent) as illustrated below. Levels must remain for a sustained period, four (4) weeks average before SHIPPER will agree to pay.

Four Week Average Fuel Price	Surcharge
(In dollars and cents)

..9490to .0999	- 2 percent
1.000 to 1.059	- 1 percent
1.060 to 1.119	0 percent
1.120 to 1.179	0 percent
1.180 to 1.239	0 percent

1.240 to 1.299	+ 1 percent
1.300 to 1.359	+ 2 percent
And so forth

SHIPPER:		CARRIER:

COORS BREWING COMPANY

By		By

Title	Mgr, Corp trans	Title

Date:	5/26/05	Date:

APPENDIX A-X 2005

ACCESSORIAL CHARGES AND SHIPPING RULES

       This Appendix A-X 2005 for Standard Charges and Shipping Rules ("Appendix"), effective as of January 1, 2005 (the "Effective Date") is by and between the undersigned carrier ("Carrier") and COORS BREWING COMPANY, a Colorado corporation ("Shipper").

1.  Scope of Appendix. This Appendix is appended to the Motor Carrier Carriage Agreement in effect between the parties hereto (the "Agreement") and replaces and supersedes the previous appendix entered into between Shipper and Carrier on January 4, 2004. This Appendix applies to accessorial charges only and except for the replacement of such appendix, does not modify or supersede any other appendix pertaining to base shipping rates and charges under the Agreement. All currency is quoted in U.S. dollars.

2.  Appendix Numbering. For purposes of the Agreement, "X" shall be deemed to mean the next sequential number following the Appendix or Appendices to the Agreement numbered A-I, A-2 and so forth that have been executed by the parties hereto prior to the date of this Appendix, and "2005" shall designate that this Appendix is applicable to the calendar year 2005.

3.  Accessorial Charges. The following accessorial charges shall apply to shipments made by Shipper during the calendar year 2005.

       3.1  Loading/Unloading. Shipper shall be responsible for loading and counting all freight at the origin point, and Shipper's consignee shall unload and count all freight at the delivery point. Accordingly, Shipper shall not be charged by Carrier for loading, unloading, including lumper charges, or counting freight.

       3.2  Out-of-Route Mileage Charge. Carrier shall be paid $1.25 per mile for all out-of-route miles. Applicable mileage will be determined from the Household Goods Carriers' Bureau Committee's "Official Transportation Mileage Guide No. 17" (STB HGB 100-F), supplements thereto and revisions thereof, as computed by the Rand McNally Milemaker System, Version 17, revisions or reissues thereof (Shortest HGB Distance).

       3.3  Truck Order Not Used. If Carrier is actually dispatched to Shipper upon Shipper's order but such order is cancelled by Shipper or not used, Carrier may charge Shipper a flat rate of$125, provided that Carrier's driver is not given another order by Shipper.

       3.4  Detention Time. Carrier and Shipper agree that Carrier shall not charge Shipper for an initial period of time up to two hours that Carrier is detained at Shipper or consignee's premises for loading/unloading. After such initial two-hour period, Carrier may charge Shipper for any detention time in excess of the initial two-hour period at a rate of $60 per hour with a maximum charge of$420 for the next twenty-four hour period, and thereafter may charge Shipper a maximum charge of $250 per day for each additional twenty-four hour period. Carrier must arrive within 15 minutes of its scheduled appointment to qualify for detention time payments.

       3.5  Stop Charges. Shipper will pay Carrier for multiple delivery stops in accordance with the following rate schedule:

Origin Pickup and Final Destination:	No Charge
First additional stop	$ 75
Second additional stop	$100
Third additional stop	$150

       4.  Returned/Refused Shipments. Carrier shall notify Shipper of any returned or refused shipments. For all such shipments, Carrier shall be paid the applicable contract rate to haul such shipment back to the shipment's origin or such new location as is designated by Shipper.

       5.  Invoicing of Accessorial Charges. Accessorial charges shall be invoiced separately by Carrier with the appropriate backup paperwork attached. Attachments should include a copy of the signed Bill Of Lading and a copy of the carrier delivery log.

       6.  Term. The term of this Appendix A-X 2005 shall be January 1, 2005 through December 31, 2005 unless otherwise extended by the parties hereto.

       7.  Enforceability Either Party's failure in anyone or more instances to insist upon strict performance of any of the terms and conditions of the Agreement or to exercise any right herein conferred shall not be construed as a waiver or relinquishment of that right or of that Party's right to assert or rely upon the terms and conditions of the Agreement. Any express waiver of a term of the Agreement shall not be binding and effective unless made in writing and properly executed by the waiving Party.

       8.  Ratification: Conflicts. Except as specifically amended herein, all tenns and conditions of the Agreement remain in full force and effect. In the event of any conflict between this Appendix and the Agreement, this Appendix will govern.

       IN WITNESS WHEREOF, CARRIER and SHIPPER have executed this Appendix A-X 2005 as of the date(s) of execution written below their signatures.

Loadsource Locistics. LLC>,	COORS BREWING COMPANY,
a[n] Texas corporation	a CoJorado corporation

Date:	Date:	5/26/05

By:	By:

Title:	Title:	Manager, Corporate Transportation