Form 10KSB/A
period 2005-06-30
FURIA ORGANIZATION INC /DE/
filed 2006-01-19
CIK 757563

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

Licensed in Florida & New York

The Furia Organization Inc.
Consolidated Balance Sheet

June 30, 2005 and 2004

ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$ 117,779	$0
Accounts receivable - trade	25,675	0
Loans to officers	5,000	0
Accounts receivable - employee	1,717	0

Total current assets	150,171	0

Furniture, fixtures and equipment, net	246,477	0

Other assets
Loadboard System	311,580	0
Deposits	1,863	0

Total other assets	313,443	0

Total Assets	$ 710,091	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 23,589	$0
Loans payable	121,655	0
Accrued professional fees	37,000	0

Total current liabilities	182,244	0

Long term leases	60,092	0

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized,
500,000 outstanding at June 30, 2005	50	0
Common stock, $0.0001 par value, 200,000,000 shares authorized,
43,714,209 issued and outstanding at June 30, 2004		4,371
Common stock, $0.001 par value, 200,000,000 shares authorized,
46,222,721 issued and outstanding at June 30, 2005	46,223	0
Additional paid-in capital after effect of reverse stock split	1,018,093	6,442,588
Accumulated deficit	(596,611)	(6,446,959)

Total stockholders' equity (deficit)	467,755	0

	$ 710,091	$0

The Furia Organization, Inc.
Consolidated Statements of Operations
For the years ended June 30, 2005 and 2004

Inception
(June 26,2004)
through June 30, 2005	2005	2004
===============	=======	======

Sales revenues	$548,858	$548,858	$ 0
Cost of operations	115,293	115,293	0

Gross profit	433,565	433,565	0

Operating expenses:
Selling, general and administrative	1,058,781	1,058,781	0
Depreciation	25,533	25,533	0

Total operating expenses	1,084,314	1,084,314	0

(Loss) from operations	(650,749)	(650,749)	0

Other income (expense)
Interest and finance costs (net)	365,718	365,718	0

(Loss) before income taxes	(285,031)	(285,031)	0

Provision for income taxes	0	0	0

Net (loss)	$ (285,031)	$(285,031)	$ 0

Earnings per share:

Net loss)	$(0.006)	$ (0.006)	$ 0

Weighted average number of common
shares outstanding	46,222,721	46,222,721	8,742,842

See notes to financial statements.

The Furia Organization, Inc.
Consolidated Statements of Capital Deficit
For the years ended June 30, 2005 and 2004

					Additional		Total
	Preferred	Stock	Common	Stock	Paid in	Accumulated	Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2004	--	-0-	43,714,209	$4,371	$6,442,588	$(6,446,959)	$ 0

Reverse split			(34,971,367)	4,371	(4,371)		0

Issuance of preferred for
Acquistion	500,000	$50					50

Issuance of common for Acquisition			20,000,000	20,000			20,000

Issuance of common for Sales			17,479,879	17,481	1,434,040		1,451,521

Net loss for year ended June 30, 2005						(545,786)	(545,786)

Prior period adjustments						(670,697)	(670,697)

Balance at June 30, 2005
before restatement	500,000	$50	46,222,721	$46,223	7,872,257	(7,663,442)	255,088

Effect of restatement					(6,854,164)	7,066,831	212,667
	-------	---	---------	------	---------	---------	-------
Balance at June 30, 2005
after restatement	500,000	$50	46,222,721	$46,223	$1,018,093	$(596,611)	$467,755

See notes to financial statements.

The Furia Organization, Inc.
Consolidated Statements of Cash Flows
For the years ended June 30, 2005 and 2004

	2005	2004
	=======	======
Operating activities:
Net (loss)	$ (285,031)	$ 0
Adjustments to reconcile net (loss) to
cash provided (used) by operating activities:
Depreciation and amortization	25,533	0
Net change in assets and liabilities:
Accounts receivable -trade	(25,675)	0
Accounts receivable - officer	(5,000)	0
Accounts receivable - employee	(1,717)	0
Deposits	(1,863)	0
Accounts payable	23,589	0
Accrued expenses	37,000	0
	--------	---
Net cash provided (used) by operating activities	(233,164)	0
	--------	---

Investing Activities:
Purchase of equipment	(272,010)	0
Investment in Loadsource system	(311,580)	0
	-------	---
Total investing activities	(583,590)	0
	--------	---
Financing activities:
Proceeds from common stock sales	1,471,321	0
Preferred stock	50	0
Proceeds from loans	121,655	0
Proceeds from leases	60,092	0
Prior period adjustments	(718,585)	0
	--------	---
Total financing activities	934,533	0
	--------	---

Net increase (decrease) in cash	117,779	0
Cash, beginning of period	0	0
	--------	---

Cash, end of period	$117,779	$ 0
	========	===

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$ 0
Income taxes	$0	$ 0
Non cash transactions:
Preferred stock issued for acquisition	$50	$ 0
Common stock issued for acquisitions	$ 25,150	$ 0

See notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Restatement of Previously Issued Financial Statements for the Year Ended June 30, 2005.

We have restated the consolidated balance sheet at June 30, 2005 and statements of operations, stockholders' equity and cash flows for the year ended June 30, 2005 and the footnotes to the June 30, 2005 financial statements.. The restatement corrects entries to accounts receivable, goodwill and general and administrative expenses. The impact of the restatement reduced the net loss by $260,755 and reduced the loss per shares from $.015 to $.006 for the year ended June 30, 2005. The Company's total assets increased by $212,667 and stockholders' equity increased by $212,667.

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

NOTE 11 - CAPITAL STOCK

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