Form 10QSB/A
period 2005-09-30
FURIA ORGANIZATION INC /DE/
filed 2006-02-07
CIK 757563

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

THE FURIA ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2005	2005
Assets	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and equivalents	$ 9,227	$ 117,779
Accounts receivable-trade	46,056	25,675
Loans to officers	-	5,000
Account receivable-employ	517	1,717
Prepaid expenses	1,160	-

Total current assets	56,960	150,171

PROPERTY, PLANT, AND EQUIPMENT, net of depreciation	233,962	246,477

OTHER ASSETS:
Software-proprietary	311,580	311,580
Deposits	-	1,863

	311,580	313,433

	$ 602,502	$ 710,091

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable-trade	$ 72,375	$ 23,589
Accrued liabilities	4,917	37,000
Due to third party	99,000	-
Loans payable	121,655	121,655
Current portion of long-term debt	6,189	-
Current portion of obligations under capital leases	8,572	-

Total current liabilities	312,708	182,244

LONG-TERM DEBT:
Net of current portion shown above	10,830	-
Obligations under capital leases	47,119	60,092

Total long-term debt	57,949	60,092

STOCKHOLDERS' EQUITY:
Preferred stock; par value of $0.0001, 5,000,000
shares authorized and 500,000 outstanding	50	50
Common stock - 0.001 par value; 200,000,000 authorized;
46,222,721 issued and outstanding at June 30, 2005
60,602,721 issued and outstanding at December 31, 2005	60,603	46,223
Additional paid-in capital	3,451,763	1,018,093
Accumulated deficit	(3,280,571)	(596,611)

Total stockholders' equity	231,845	467,755

	$ 602,502	$ 710,091

See accompanying notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

Three Months Ended
September 30,
2005	2004

Sales Revenues	$ 79,914	$ 1,000
Cost of Operations	86,531	--

Gross Profit (Loss)	(6,617)	1,000

Operating Expenses:
Selling, general and administrative expenses	2,664,086	180,758
Depreciation	12,514	--

Total expenses	2,676,600	180,758

(Loss) from operations	(2,683,217)	(179,758)

Other income (expense)
Interest and finance costs	(743)	--

Total other income (expense)	(743)	--

Income before income taxes	(2,683,960)	(179,758)

Provision for income taxes	--	--

Net (loss)	$ (2,683,960)	$ (179,758)

Basic and diluted net (loss) per common share	$ (0.05)	$ (0.01)

Weighted average basic and diluted shares outstanding	53,200,321	28,742,842

       See accompanying notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net (loss)	$ (2,683,960)	$ (179,758)
Adjustments to reconcile net income to operating activities -
Depreciation	12,515	--
Stock issued for consulting fees	2,448,050	--
Changes in assets and liabilites:
(Increase) decrease in -
Accounts receivable-trade	(20,381)	--
Accounts receivable-employee	1,200	--
Prepaid expenses	3,840	--
Accounts payable and other payables	63,547	--
Accrued liabilities	(32,083)	--
Due to related party	99,000	--

Net cash provided by (used in) operating activities	(108,272)	(179,758)

Cash flows from investing activities:
Purchase property and equipment	--	(8,481)
Purchase securities	--	(34,055)
Deposits returned	1,863	--

Net cash provided by (used in) investing activities	1,863	(42,536)

Cash flows from financing activities:
Loans payable	--	219,215
Payments on leases	(2,143)	--
Common stock	--	20,000
Preferred stock	--	50

Net cash provided by (used in) financing activities	(2,143)	239,265

Net increase (decrease) in cash and cash equivalents	(108,552)	16,971

Cash and cash equivalents, beginning of period	117,779	--

Cash and cash equivalents, end of period	$ 9,227	$ 16,971

Supplemental disclosures of Cash Flow information:
Interest paid	$ 743	$ --

Income taxes paid	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2005, the Company issued 14,380,000 shares of its common stock for consulting fees totaling $2,448,050.

See accompanying notes to financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

The Furia Organization, Inc. ("the Company") was incorporated under the corporate laws of the State of Delaware on June 26, 1984, originally with the corporate name of Furia, Oringer Productions, Inc. In 1991, Furia had transferred, assigned and disposed of all of its former entertainment properties. In April 1994, Pat Fashions Industries, Inc. ("PFI"), the Company's only operating entity, filed a Petition in Bankruptcy under Chapter 11 seeking the reorganization of PFI. The Chapter 11 proceeding was subsequently converted to a Chapter 7 proceeding and PFI was then liquidated. Thereafter, Furia became an inactive public company shell without any significant assets or operations.

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

On September 1, 2004, Furia completed the acquisition of Loadsource, Inc., a privately held Tennessee corporation ("Loadsource"). Furia entered into a definitive acquisition agreement with Loadsource and its principal shareholders to acquire all of the capital stock of Loadsource. Furia entered into agreements with the shareholders of Loadsource to acquire all of the issued and outstanding capital shares of Loadsource for the aggregate sum of $311, 580. The capital shares of Loadsource have been transferred to Furia and the transaction will be completed at the completion of financing or a suitable conclusion for all parties.

 The Company provides the following categories of transportation services:

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has incurred losses totaling $3,280,571 since its reorganization. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management anticipates raising additional funds and expects to achieve a profitable level of operations in the near future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has a deferred tax asset at September 30, 2005 and June 30, 2005 of approximately $820,000 and $150,000, respectively, arising from net operation losses, all of which are fully reserved for financial reporting purposes.

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

Advertising Costs - The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the three months ended September 30, 2005 and 2004.

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

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

NOTE 4 - ACCOUNT RECEIVABLE - EMPLOYEE

As of September 30, 2005, the Company had a receivable from an officer of the Company in the amount of $517. The receivable was paid in full subsequent to September 30, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT Property and equipment consisted of the following:

September 30,	June 30,
2005	2005

Telephone equipment	$ 60,334	$ 60,334
Office furniture and equipment	118,235	117,252
Security equipment	30,875	30,875
Vehicles	63,549	63,549
	272,993	272,010
Less depreciation	(38,047)	( 25,533
Net property and equipment	$ 233,962	$246,477

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

NOTE 8 - NET LOSS PER SHARE Basic and diluted earnings per share (EPS) are calculated in accordance with FASB Statement No. 128, Earnings per Share. For the three months ended September 30, 2005, the net loss per share applicable to common stock has been computed by dividing the net loss by the weighted average number of common shares outstanding.

Net (Loss)	$ (2,683,960)

Weighted average common shares outstanding - Basic and diluted	53,200,321

Net loss per common share - basic and diluted	$ (.05)

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
SEPTEMBER 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS - continued

During March 2005, Furia issued 5,154,780 restricted shares of its Common Stock to Michael D. Alexander, the director and Chief Executive Officer of Furia, consistent with the terms of his employment agreement with Furia which provides that his stock ownership of Furia wil not be less than 60% of the total issued and outstanding Common Stock of Furia.

NOTE 10 - INCOME TAX  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2005 and 2004.

The (provision) benefit for income tax consist of the following:

	2005	2004
Current	$ -0-	$ -0-
Deferred	-0-	-0-
$ -0-	$ -0-

The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the three months ended September 30, 2005, the valuation allowance increased by approximately $670,000 to a total of $820,000.

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

For the year ending June 30, 2005, additional 17,479,879 shares of common stock were issued resulting in additional paid-in capital of $1,434,040. This resulted in a total of 46,222,721 shares outstanding with a par value of $ 46,223. For the three months ended September 30, 2005, an additional 14,380,000 shares of common stock were issued for consulting services, which the Company valued at $2,448,050.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Facilities Space Lease

The Company entered into a lease for office space on in August 2004 located at 2233 Ridge Road, Rockwall, Texas 75087, Unit 102, Building B for a period of 12 months, with a right to renew for three additional 12 month periods. The annual rent is $ 31,986, and the building common charges are $ 668 per month. For the three months ended September 30, 2005 and 2004, the amount expensed for this office space lease was $10,000 and $ 6,667, respectively.

Future lease payments due during the years ended June 30, 2006, 2007 and 2008 is $40,000 per year, assuming that the lease is renewed each year.

Vehicle Lease

The Company leased a 2005 Cadillac from GMAC, Inc. for a term of 48 months. The initial payment was $ 2,000 and the 47 remaining monthly payments are $ 931.48. The Company has the option of acquiring the vehicle at the end of the term for $ 27,289. For the three months ended September 30, 2005, the amount paid on the lease was $2,795.

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

NOTE 14 - ACQUISITIONS Continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS Continued

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

Selling, General and Administrative Expenses. General and administrative expenses increased to $2,664,086 in the three month period ended September 30, 2005, from $180,758 in the three month period ended September 30, 2004. This increase is principally attributable to consulting fees of $2,448,050 and additional administrative expenses incurred related to the acquisition of various subsidiaries and accompanying trucking operations.

Interest and Financing Fees. The Company incurred interest and financing fees of $743 during the quarter ended September 30, 2005.

Results of Operations. The net loss of the Company increased to $(2,683,960) during the three month period ended September 30, 2005, as compared with a loss of $(179,758) during the same period of 2004, an increase that was due primarily to consulting fees of $2,448,050 and additional administrative expenses incurred related to the acquisition of various subsidiaries and accompanying trucking operations. The Company had no trucking operations in the three months ended September 30, 2004.

The following table sets forth certain operating information regarding the Company for the three months ended September 30, 2005 and 2004:

Three Months Ended September 30
2005	2004
(unaudited)

Revenues	$ 79,914	$ 1,000
Cost of operations	$ 86,531	--
Total operating expenses	$ 2,676,600	$ 180,758
Net Profit (Loss)	$(2,683,960)	$ (179,758)
Net income (loss) per share	$ (.05)	$ (.01)

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

Three Months Ended September 30
2005	2004

(Unaudited)

Net cash provided by (used in) operating activities	$ (108,272)	$ (179,758)
Net cash provided by (used in) investing activities	$ 1,863	$ (42,536)
Net cash provided by (used in) financing activities	$ (2,143)	$ 239,265

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

Contractual Obligations

The following table is a summary of the Company's contractual obligations as of September 30, 2005

Less Than
	Total	One Year	1-3 Years	Thereafter

Operating Leases	$ 148,854	$ 47,214	$ 101,640	--
Other Long-Term Obligations	$ 72,710	$ 14,761	$ 57,949	--
Total contractual obligations	$ 221,564	$ 61,975	$ 159,589	--

        IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Furia Organization, Inc.
Date: February 2, 2006	By: /s/ Michael D. Alexander

Michael D. Alexander
Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION

I, Michael D. Alexander, certify that:

1.	I have reviewed this Form 10-QSB/A quarterly report for the period ended September 30, 2005, of The Furia Organization, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 2, 2006

/s/ Michael D. Alexander

Michael D. Alexander
Chief Executive Officer

       Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C., ss.1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report on Form 10-QSB/A of The Furia Organization, Inc. (the "Company") for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Treasurer and principal financial and accounting officer of the Company, hereby certifies pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents in all material respects the financial condition and results of operations of The Furia Organization, Inc.

Dated: February 1, 2006

/s/ Michael D. Alexander

Michael D. Alexander
Chief Executive Officer
and principal financial and accounting officer