Form 10QSB
period 2005-12-31
FURIA ORGANIZATION INC /DE/
filed 2006-02-15
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,157,721 shares of common stock as of February 6, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

THE FURIA ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2005
(Unaudited)

Assets

CURRENT ASSETS:
Cash and equivalents	$ 782,547
Accounts receivable-trade	44,799
Prepaid expenses	21,160

Total current assets	848,506

PROPERTY, PLANT, AND EQUIPMENT, net of depreciation	222,432

OTHER ASSETS:
Software-proprietary	311,580

$ 1,382,518

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable-trade	$ 4,925
Accrued penalty on convertible notes payable	528,288
Accrued liabilities	30,212
Line of credit	30,000
Loans payable	129,955
Current portion of long-term debt	6,189
Current portion of obligations under capital leases	9,420
Callable convertible notes payable	1,750,000

Total current liabilities	2,488,989

LONG-TERM DEBT:
Long term leases, net of current portion shown above	44,075
Long-term debt, net of current portion shown above	10,830

Total long-term debt	54,905

STOCKHOLDERS' (DEFICIT):
Preferred stock; par value of $0.0001, 50,000,000 shares authorized and 500,000 shares outstanding	50

Common stock - 0.001 par value; 200,000,000 authorized;
67,157,721 issued and outstanding, 50,000,000 share
reserved for preferred stock conversion	62,158
Additional paid-in capital	5,254,768
Accumulated deficit	(6,102,333)
Treasury stock, 1,962,000 shares	(376,019)

Total stockholders' deficit	(1,161,376)

$ 1,382,518

See accompanying notes to condensed consolidated financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	Three Months		Six Months
	ended December 31,		ended December 31,
	2005	2004	2005	2004

Sales revenues	$ 128,491	$ 6,220	$ 208,405	$ 7,220
Cost of sales	86,269	-	172,800	-

Gross Profit (loss)	42,222	6,220	35,605	7,220

Operating expenses:
Selling, general and administrative	721,536	268,849	3,385,622	429,659
Depreciation	12,514	-	25,028	-

Total expenses	734,050	268,849	3,410,650	429,659

Income (loss) from operations	(691,828)	(262,629)	(3,375,045)	(422,439)

Other (income) expense
Interest and finance costs	2,129,934	-	2,130,677	-

Income (loss) before income taxes	(2,821,762)	(262,629)	(5,505,722)	(422,439)

Provision for income taxes	-	-	-	-

Net (loss)	$ (2,821,762)	$ (262,629)	$ (5,505,722)	$(422,439)

Basic and diluted net (loss) per common share	$ (0.045)	$ (0.01)	$ (0.10)	$ (0.02)

Weighted average basic and diluted shares outstanding	61,872,069	28,742,842	57,542,830	28,742,842

See accompanying notes to condensed consolidated financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities:
Net (loss)	$ (5,505,722)	$ (422,439)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Net income for Fronthaul	-	7,856
Depreciation and amortization	25,028	-
Common stock issued for services	2,661,675	-
Interest expense on convertible notes payable	1,590,935	-
Changes in operating assets and liabilities:
Accounts receivable	(12,407)	-
Prepaid expense	(21,160)	-
Accounts payable	(18,664)	-
Accrued penalty on convertible notes payable	528,288
Accrued expenses	(6,788)	-
Operating leases	(6,597)	-
Deposits	1,863	-

Net cash provided by (used in) operating activities	(763,549)	(414,583)

Cash flows from investing activities:
Capital expenditures	(983)	(91,316)
Purchase securities	(376,019)	(64,049)
Goodwill	-	(19,950)

Net cash (used in) investing activities	(377,002)	(175,316)

Cash flows from financing activities:
Proceeds from common stock sales	-	336,515
Proceeds from convertible loans	1,750,000	-
Proceeds from notes payable	65,373	363,866
Payments on notes payable	(10,054)	(117,300)

Net cash provided by financing activities	1,805,319	583,081

Net increase (decrease) in cash	664,768	(6,818)

Cash at beginning of period	117,779	-

Cash at end of period	$ 782,547	$(6,818)

Supplemental disclosures of cash flow information:
Interest paid	$ 1,531	$ -
Income taxes paid	$ -	$ -

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for services	$2,661,675	$ -

See accompanying notes to condensed consolidated financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The Furia Organization, Inc. ("the Company", "Furia", we, us or our) provides truck brokerage, logistics, and intermodal transportation services throughout the southwestern part of the United States. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements do not include all information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Results of the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10KSB/A for the fiscal year ended June 30, 2005.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred losses totaling $(6,102,333) since its reorganization and has a $(1,161,876) negative net worth at December 31, 2005. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management anticipates raising additional funds and expects to achieve a profitable level of operations in the near future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 consisted of the following:

December 31,
2005

Telephone equipment	$ 60,334
Office furniture and equipment	118,235
Security equipment	30,875
Vehicles	63,549
272,993
Less depreciation	(50,561)
Net property and equipment	$ 222,432

NOTE 4 - FRONTHAUL, INC. RECAPITALIZATION

On August 26, 2004, the Company entered into a stock purchase agreement with the former shareholders of Fronthaul, Inc. ("Fronthaul"). Terms of this agreement call for the Company to acquire 100% of the outstanding stock in Fronthaul for 20,000,000 shares of the Company's common stock and 500,000 shares of the Company's Series A Convertible Preferred stock.

The Preferred Shares shall have the following rights, privileges and preferences:

(a)	The Preferred Shares shall have no voting rights;

(b)	The Preferred Shares shall have a non-cumulative dividend of $.001 per shares;

(c)	In the event of liquidation or dissolution of the Purchaser, the Preferred Shares, to the extent of $.001 per share shall have priority over the Purchaser's Common Shares with respect to distribution.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 4 - FRONTHAUL, INC. RECAPITALIZATION -continued

(d)

The Preferred Shares shall be convertible, at the option of the Holder, into Common Shares of the Purchaser, at the rate of 100 shares of Common Stock for each share of Preferred Stock, which right of conversion shall be based upon the following formula:

	(i)	Upon the Purchaser achieving revenues of $250,000 within twelve (12) months from the date of this Agreement, an aggregate of 25% of the Preferred Shares may be converted;

	(ii)	Upon the Purchaser achieving revenues of $500,000 within twelve (12) months from the date of this Agreement, an aggregate of 50% of the Preferred Shares may be converted; and

	(iii)	Upon the Purchaser achieving revenues of $750,000 within twelve (12) months from the date of this Agreement, an aggregate of 100% of the Preferred Shares may be converted.

(e)

On the one year anniversary of this Agreement ("Anniversary Date"), should the Purchaser fail to achieve any or all of the revenue thresholds, the Purchaser shall redeem the unconverted Preferred Shares at a price of $.50 per share. Should the Purchaser fail to redeem any or all of the unconverted Preferred Shares within 30 days from the Anniversary Date, then the Shareholder, without regards to the revenue requirements set forth above may, at any time thereafter, convert the Preferred Shares to common stock as hereinbefore set forth.

At the time of the acquisition, Fronthaul acquired control of the company and the acquisition was treated as a recapitalization of Fronthaul for financial reporting purposes.

On August 26, 2005, the anniversary date of this recapitalization, the Company elected not to buy back the preferred shares resulting in the preferred shareholders being granted the right to convert this preferred stock into an aggregate amount of 50,000,000 common shares.

NOTE 5 - CONVERTIBLE NOTES

The Company entered into a Securities Purchase Agreement with four accredited investors on November 18, 2005 and amended on December 14, 2005 for the sale of (i) $2,500,000 in secured convertible notes, and (ii) warrants to purchase 5,000,000 shares of our common stock. The four accredited investors subscribed for 11.9%, 32.6%, 54% and 1.5%, respectively, of the total offering. Each accredited investor purchased, or will purchase, such percentage of each closing under the Securities Purchase Agreement.

A prospectus relates to the resale of the common stock underlying these secured convertible notes and warrants. The investors are obligated to provide us with an aggregate of $2,500,000 as follows:

.	$1,000,000 was disbursed on November 18, 2005;

.	$750,000 was disbursed on December 23, 2005; and

.	$750,000 will be disbursed within five days of the effectiveness of this registration statement.

 Accordingly, we have received a total of $1,750,000 pursuant to the Securities Purchase Agreement, as amended. Pursuant to the Securities Purchase Agreement, as amended, we have issued 3,500,000 warrants to purchase shares of common stock and we are obligated to issue 1,500,000 additional warrants together with $750,000 in secured convertible notes. The Warrant may be exercised by the holder hereof, in whole or in part, by the surrender of the Warrants to the Company, and upon (i) payment to the Company the Exercise Price for the Warrant Shares or (ii) if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), delivery to the Company of a written notice of an election to effect a "Cashless Exercise" (as defined in the Warrant Agreement for the Warrant Shares being exercised.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES -continued

As required by Emerging Issues Task Force Issue 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features", the Company valued the beneficial conversion featue related to the $1,750,000 in outstanding det at $1,431,818 which was treated as a loan discount and immediately amortized to interest expense.

Additionally, the 3,500,000 in warrants issued in connection with the $1,750,000 in outstanding debt was valued at $159,117 which was also treated as a loan discount and immediately amortized to interest expense.

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.20 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.20. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36, multiplied by 104%.

The full principal amounts of the secured convertible notes plus a 30% penalty are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

In connection with the Securities Purchase Agreement dated November 18, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by December 18, 2005, or if we did not have the registration statement declared effective on or before March 16, 2006, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, which equals $35,000, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Assuming that we are decided to pay liquidated damages for one month on April 17, 2006, the $35,000 (2.0% of the $1,750,000 of secured convertible notes outstanding on March 16, 2006), would result in the issuance of approximately 318,182 shares of common stock. As of the date hereof, the investors have not demanded payment of the liquidated damages and we have not determined if we will make such liquidated damages payments in cash, stock or a combination of both.

The Callable Secured Convertible Note agreement prohibits the Company, without prior written consent, from redeeming, repurchasing or otherwise acquiring any shares of its capital stock. As of December 31, 2005, the Company had opened a brokerage account in which it had acquired 1,962,000 shares of its common stock for a total consideration of $376,019.

The breach of this loan covenant triggers the default provisions of the loan agreement which make the loan immediately due plus a default penalty equal to 30% of the then outstanding loan plus any accrued and unpaid interest on the loan.

Due to this breach of the loan agreement, the loans are reclassified as current and a default penalty of $ 528,288 was accrued.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 6 - NET LOSS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

•     For the three and six months ended December 31, 2005 and 2004, dilutive shares do not include the assumed conversion of the outstanding preferred stock (convertible into 50,000,000 common shares) because the effects were antidilutive.

•     For the three and six months ended December 31, 2005 and 2004, dilutive shares do not include the assumed conversion of convertible note (convertible into 14,685,314 shares) because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2005:
Basic EPS loss available to common shareholders	$(2,821,762)	61,872,069	$(0.05)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(2,821,762)	61,872,069	$(0.05)

For the three months ended December 31, 2004:
Basic EPS loss available to common shareholders	$(262,629)	28,742,842	$(0.01)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(262,629)	28,742,842	$(0.01)

For the six months ended December 31, 2005:
Basic EPS loss available to common shareholders	$(5,505,722)	57,542,830	$(0.10)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(5,505,722)	57,542,830	$(0.10)

For the six months ended December 31, 2004:
Basic EPS loss available to common shareholders	$(422,439)	28,742,842	$(0.02)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(422,439)	28,742,842	$(0.02)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company's majority shareholder, Chairman and Chief Executive Office Michael Alexander acquired his position in the Company as the result of the acquisition of Fronthaul, Inc. as described in Note 14 below. On August 26, 2004, Furia acquired 100% of the issued and outstanding stock, from Michael D. Alexander, the current director and Chief Executive Officer of Furia. As consideration for this acquisition, Furia issued 20,000,000 shares of its Common Stock and 500,000 shares of its convertible Preferred Stock.

During March 2005, Furia issued 5,154,780 restricted shares of its Common Stock to Michael D. Alexander, the director and Chief Executive Officer of Furia, consistent with the terms of his employment agreement with Furia which provides that his stock ownership of Furia will not be less than 60% of the total issued and outstanding Common Stock of Furia.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS - continued

During December 2005, the Company reaquired 1,962,000 shares of its common stock for a total consideration of $376,019.

NOTE 7 - CAPITAL STOCK

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

For the year ended June 30, 2005, additional 17,479,879 shares of common stock were issued resulting in additional paid-in capital of $1,434,040. This resulted in a total of 46,222,721 shares outstanding with a par value of $ 46,223.

For the six months ended December 31, 2005, an additional 15,935,000 shares of common stock were issued for consulting services, which the Company valued at $2,681,675.

In connection with a Securities Purchase Agreement dated November 18, 2005 and the Amendment to the Securities Purchase Agreement dated December 14, 2005, we have issued 2,000,000 warrants to purchase shares of common stock and are obligated to issue 3,000,000 additional warrants. Pursuant to the Securities Purchase Agreement, as amended, we are required to issue an additional 1,500,000 warrants together with $750,000 in secured convertible notes within five days from the effective date of the registration statement. The warrants are exercisable until five years from the date of issuance exercisable at a purchase price of $0.25 per share. We will not receive any compensation for the issuance of the warrants, however, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the warrants. However, the noteholders will be entitled to exercise up to 5,000,000 warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered for resale pursuant to an effective registration statement.

NOTE 8 - STOCK BONUS PLAN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB/A for the period ended June 30, 2005 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Background

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

Results of Operations for Three Months Ended December 31, 2004 and 2005

       The following table sets forth certain operating information (unaudited) regarding the Company for the three month periods ended December 31, 2005 and 2004

Three Months Ended
December 31
2005	2004
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$128,491	$6,220
Cost of operations	$86,269	$-0-
Gross Profit	$42,222	$6,220
General and administrative expenses . . . . .	$721,536	$268,849
Depreciation	$12,514	$-0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$(2,821,762)	$(262,629)
Net income (loss) per share. . . . . . . . . . . . .	$(0.05)	$(0.01)

 Revenues. The Company had $128,491 in revenues during the three months ended December 31, 2005 primarily from loads hauled. The increase in revenues from period to period is due to the Company beginning operations in 2005, however the Company is still in the early operational stage and revenues from period to period in the future are expected to be subject to significant fluctuations.

 General and Administrative Expenses. General and administrative expenses increased approximately 168% to $721,536 in the three month period ended December 31, 2005, from $ 268,849 in 2004. This increase is due principally to stock grants for consulting fees valued at $213,274 and increased audit fees; legal fees; and additional SEC filing expenses and increase in employee salaries and directors fees. The Company did not issue any stock for consulting fees in the three months ended December 31, 2004. The consulting fees in 2005 were for corporate development and securing financing for the Company.

Results of Operations for the Six Months Ended December 31, 2004 and 2005.

       The net loss of the Company increased to $(5,505,722) during the six month period ended December 31, 2005, as compared with a loss of $(422,439) during the same period of 2004, and was due primarily to the increase in stock compensation of $2,661,675, an accrued penalty on convertible notes payable of $528,288,.and other general administrative expenses by $294,288 attributable to increases in audit fees; legal fees; and additional SEC filing expenses and increase in employee salaries.

       The following table sets forth certain operating information (unaudited) regarding the Company for the six month periods ended December 31, 2005 and 2004:

Six Months Ended
December 31
2005	2004
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$208,405	$7,220
Cost of operations	$172,800	$-
General and administrative expenses . . . . .	$3,385,622	$429,659
Depreciation . . . . . . .	$25,028	$-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$(5,505,722)	$(422,439)
Net income (loss) per share. . . . . . . . . . . . .	$(0.10)	$(0.02)

Six months ended December 31, 2005 compared with six months ended December 31, 2004

       Revenues. The Company had $208,405 in revenues during the first six months of 2005, and had revenues of $7,220 during the six months ended December 31, 2004. The increase is attributable to the Company beginning to haul loads in 2005, however the Company is still in the early operational stage and revenues from period to period in the future are subject to significant fluctuations.

       General and Administrative Expenses. General and administrative expenses increased approximately 688% to $3,385,622 in the six month period ended December 31, 2005, from $429,657 in 2004. This increase is principally attributable to stock grants for consulting fees of valued at $2,661,675, accrued penalty on convertible notes payable of $528,288, and increased audit fees; legal fees and additional SEC filing Expenses and increase in employee salaries. The Company did not issue any stock for consulting fees in the six months ended December 31, 2004. The consulting fees in 2005 were for corporate development and securing financing for the Company.

  Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Six Months Ended
	December 31,
	2005	2004
	(unaudited)

Net cash used in operating activities . . . . . . . . . .	$(763,549)	$(414,584)
Net cash used in investing activities . . . . . . . . . . .	$(377,002)	$(175,315)
Net cash provided by financing activities . . . . . . .	$1,805,319	$603,081

Contractual Obligations

Future payments due on the Company's contractual obligations as of December 31, 2005 are as follows:

	Total	2006	2007-2008	2009-20010	thereafter

Operating lease	$ 120,000	$ 40,000	$ 80,000	--	--
Capital lease	17,019	17,019	--	--	--
Notes payable	129,955	129,955	--	--	--
Line of credit	30,000	30,000	--	--	--
Convertible notes	1,750,000	1,750,000	--	--	--
Contractual obligations	850,000	210,000	540,000	100,000	--
Total	$ 2,896,974	$2,176,974	$620000	$100,000	--

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

On December 12, 2005, The Furia Organization, Inc. ( The "Company") entered into a three year employment agreement with Randy Moseley who agreed to become Executive Vice President and Chief Financial Officer of the Company, effective immediately. Mr. Moseley will receive an annual base salary of $60,000, $120,000 and $120,000, respectively, over the three term of the agreement and be eligible for a discretionary bonuses as determined by the Company's board of directors based on both individual and Company performance

       Liquidity and Capital Resources. The Company's capital resources have historically been provided by a combination of sales of its Common Stock, loans from shareholders, short-term loans and proceeds from convertible notes and revenues generated from operations.

       The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

       At December 31, 2005, the Company had current assets of $848,506, and current liabilities of $2,488,989, resulting in a working capital deficit of $1,640,483.

       Net cash used in operating activities increased approximately, 84% to $(763,549) for the six months ended December 31, 2005, from $(414,584) for the six months ended December 31, 2004. The increase in net cash used in operating activities was due primarily to increased year end audit fees; legal fees; additional SEC filing expenses; and other general and administrative expenses. The Company also incurred financing fees associated with its notes.

       As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. During the quarter ended December 31, 2005, the Company negotiated convertible notes in the amount of $1,750,000. See Note 5 to the financial statements for a detail discussion.

RISK FACTORS

  We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the competition in the transportation industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the loss of key personnel, adverse economic conditions, the control of our common stock by our management, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock.

  For a more detailed discussion as to the risks related to The Furia Organization, Inc., our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission on January 19, 2006.

       Financing activities for the three months ended December 31, 2005 include:

1)	In December 2005, the Company received $1,750,000 from the issuance of callable convertible notes. See Note 45 to the financial statements for detail discussion of the provisions of the notes payable.

2)	During the three months ended December 31, 2005, the Company issued 1,555,000 shares of its common stock valued at $228,625 for consulting fees.

       In addition common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

Impact of Inflation

       Management does not believe that general inflation has had or will have a material effect on operations.

Critical Accounting Policies

       The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 1 of the Notes to the Financial Statements included in the Company's 10-KSB/A describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

       We believe the following to be critical accounting policies and estimates. That is, they are both important to the portrayal of the Company's financial condition and results, and they require significant management judgment and estimates about matters that are inherently uncertain. As a result of inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, actual future results may differ materially from our estimates.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2005, the Company's cash and cash equivalents were deposited primarily in one financial institution.

Estimates Inherent in the Financial Statements

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Company's Successful Operations Are Dependent on Those of Its Parent

The Company's subsidiaries have historically relied on its parent company to meet its cash flow requirements. The parent has cash available in the amount of approximately $782,547 as of December 31, 2005, and a working capital deficit of $1,640,483. The Convertible Notes in the amount of $1,750,000 have been reclassified because the Company may have failed to make proper notification of its intent to repurchase its own shares and does not currently have sufficient funds to repay the notes plus a 30% penalty if called by the noteholders. The Company is currently trying to determine what, if any, measures are required to remedy this situation. The Company and its subsidiaries will need additional funds to meet the development obligations until sufficient cash flows are generated from anticipated operations to sustain operations and to fund future development obligations.

The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Vehicles	3 to 10 years
Machinery and equipment	3 to 20 years

Review of Carrying Value of Property and Equipment for Impairment

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2005.

Revenue Is Recognized Only When Specified Criteria Are Met

The Company recognizes revenue only when all of the following criteria have been met:

•     Persuasive evidence of an arrangement exists;

•     Delivery has occurred or services have been rendered;

•     The fee for the arrangement is fixed or determinable; and

•     Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement-The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed-The Company performs all services or delivers all products prior to recognizing revenue.

The Fee for the Arrangement is Fixed or Determinable-Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the written contract. Fees for most transportation services are fixed under the terms of the written contract. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility is Reasonably Assured-The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis

Stock Based Compensation

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

Contingencies

In the normal course of business, the Company is subject to certain claims and legal proceedings. The Company records an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. The Company does not believe that the resolution of these matters will have a material effect upon its financial condition, results of operations, or cash flows for an interim or annual period.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our June 30, 2005 audited financial statements.

ITEM 3. CONTROLS AND PROCEDURES

 (a)   Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our chief executive officer and our president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       On October 7, 2005, the Company issued 37,500 shares of its restricted common stock for consulting services to Jarrod Turner, which the Company valued at $3,375. The shares were issued in reliance upon Section 4(2) under the Securities Act of 1933.

       During November , 2005, the Company issued 30,000 shares of its restricted common stock for consulting services to Kent Morris (10,000 shares), Alicia Williams (10,000 shares) and Silva Nilsen (10,000 shares), which the Company valued at $1,500. The shares were issued in reliance upon Section 4(2) under the Securities Act of 1933.

       On December 15, 2005, the Company issued 500,000 shares of its restricted common stock for consulting services to Benchmark Consulting, which the Company valued at $50,000. The shares were issued in reliance upon Section 4(2) under the Securities Act of 1933.

       In November and December 2005, the Company received $1,750,000 from the issuance of callable convertible notes. See Note 4 to the financial statements for detail discussion of the provisions of the notes payable.

       Pursuant to the Securities Purchase Agreement, as amended, we have issued 3,500,000 warrants and $1,750,000 in secured convertible notes and we are obligated to issue 1,500,000 additional warrants together with $750,000 in secured convertible notes within five days of a SB-2 registration becoming effective.

       The secured convertible notes are convertible into our common stock, at the selling stockholders' option, at 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the notes may be converted. As of December 15, 2005, the average of the three lowest intraday trading price for our common stock as reported on the Over-The-Counter Bulletin Board was $.10 and, therefore, the conversion price for the secured convertible notes was $0.055. Based on this conversion price, the $2,500,000 secured convertible notes (assuming the remaining $750,000 is funded upon the SB-2 registration becoming effective), excluding interest, were convertible into 45,454,546 shares of our common stock.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of December 15, 2005 of $0.20.

% Below Market	Price Per Share	With Discount at 55%	Number of Shares Issuable	% of Outstanding Stock

25%	$.15	.0825	30,303,030	31.18%
50%	$.10	..055	45,454,546	40.46%
75%	$.05	.0275	90,909,091	57.61%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

The following table summarizes the Company's repurchases of its common stock during the three month period ending December 31, 2005;

(c) Total
			Number of	(d) Maximum
	(a) Total	(b)	Shares (or	Number (or
	Number of	Average	Units)	Approximate Dollars
Period	Shares (or	Price Paid	Purchased as	Value) of Shares (or
	Units)	Per Share	Part of Publicly	Units) that May yet be
	Purchased	(or Unit)	Anounced Plans	Purchased Under the
			Or	Plans
			Programs	Or Programs

October 1, 2005 to October 31, 2005	-0-	-0-	-0-	-0-
November 1, 2005 to November 30, 2005	-0-	-0-	-0-	-0-
December 1, 2005 to December 31, 2005	1,962,000	$0.192	-0-	-0-

The 1,962,000 shares repurchased by the Company in December 2005 were purchased in open-market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Callable Secured Convertible Note agreement prohibits the Company, without prior written consent, from redeeming, repurchasing or otherwise acquiring any shares of its capital stock. As of December 31, 2005, the Company had opened a brokerage account in which it had acquired 1,962,000 shares of its common stock for a total consideration of $376,019.

The breach of this loan covenant triggers the default provisions of the loan agreement which make the loan immediately due plus a default penalty equal to 30% of the then outstanding loan plus any accrued and unpaid interest on the loan.

Due to this breach of the loan agreement, the loans are reclassified as current and a default penalty of $528,288 was accrued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       N/A

ITEMS 5. OTHER INFORMATION

On December 12, 2005, The Furia Organization, Inc. ( The "Company") entered into a three year employment agreement with Randy Moseley who agreed to become Executive Vice President and Chief Financial Officer of the Company, effective immediately. Mr. Moseley will receive an annual base salary of $60,000, $120,000 and $120,000, respectively, over the three term of the agreement and be eligible for a discretionary bonuses as determined by the Company's board of directors based on both individual and Company performance. On December 12, 2005 Mr. Moseley was granted 300,000 shares of the Company's restricted common stock. The shares will vest in three equal installments on the first, second and third anniversaries of the date of employment agreement. The employment agreement is attached as Exhibit 10.1 and is incorporated herein by reference.

Mr. Moseley 58, is also currently Executive Vice President and Chief Financial Officer of Urban Television Network Corporation, which position he has held since 2001 when he co-founded the network. Prior to 2001, Mr. Moseley served as Executive Vice President and Chief Financial Officer of Tensor Information Systems, Inc., a custom software development company based in Fort Worth, Texas from November 1999 - June 2001. Prior to joining Tensor, Mr. Moseley served as Executive Vice President and Chief Financial Officer for American Independent Network, Inc. ("AIN"), a network for independent Broadcast television stations and cable operators. AIN merged with Hispanic Television Network, Inc. in November 1999 and its name changed to Hispanic Television Network, Inc. Previously, Mr. Moseley held positions with Jerry Lancaster & Associates Inc. and Ernst & Young. Mr. Moseley received a bachelor's degree in business administration from Southern Methodist University and is a certified public accountant. Mr. Moseley has affiliations with the Texas Society of CPAs and the American Institute of CPAs.

ITEM 6. EXHIBITS

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

10.2	Convertible Notes agreements are incorporated herein by references to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 to the Form 8-K of the Company filed December 9, 2005.

10.3	Employment agreement with Randy Moseley dated December 14, 2005 is Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of the Company filed December 14, 2005.

31.1	Certification by Chief Executive Officer, pursuant to 18 USC Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, pursuant to 18 USC Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer, pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

   On December 9, 2005, the Company filed a Form 8-K current report (Item 1.01) concerning a sale of callable secured convertible notes and stock purchase warrants.

   On December 14, 2005, the Company filed a Form 8-K current report (Items 1.01, 3.02 and 5.02) regarding the appointment of Randy Moseley as Executive Vice President and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Furia Organization, Inc.

Date: February 15, 2006	By: /s/ Michael D. Alexander
--------------------------------
Michael D. Alexander
Chief Executive Officer

Exhibit 31.1

Chief Executive Officer Certification (Section 302)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             I, Michael D. Alexander certifies that:

(1)	I have reviewed this quarterly report on Form 10-QSB of The Furia Organization, Inc., ("Registrant").
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 15, 2006

/s/ Michael D. Alexander
-------------------------------
Michael D. Alexander
Chief Executive Officer

Exhibit 31.2

Chief Financial Officer Certification (Section 302)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             I, Randy Moseley certifies that:

(1)	I have reviewed this quarterly report on Form 10-QSB of The Furia Organization, Inc., ("Registrant").
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 15, 2006

By: /s/ Randy Moseley
-----------------------
Randy Moseley
Chief Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18U.S.C.,SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned Chief Executive Officer and Chief Financial Officer of The Furia Organization, Inc., (the "Company"), hereby certify that, to the best of their knowledge, the Quarterly Report on Form 10-QSB of the Company for the period ended December 31, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company. A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

Dated February 15, 2006.

By: /s/ Michael D.Alexander
------------------------
Michael D. Alexander
Chief Executive Officer

By: /s/ Randy Moseley
------------------------
Randy Moseley
Chief Financial Officer