Form 10QSB
period 2006-03-31
FURIA ORGANIZATION INC /DE/
filed 2006-05-12
CIK 757563

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,489,721 shares of common stock as of May 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

THE FURIA ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2006 (Unaudited) Assets

CURRENT ASSETS:
Cash and equivalents	$ 57,142
Accounts receivable-trade	67,466
Prepaid expenses	20,000
Marketable securities	633
Total current assets	145,241

PROPERTY, PLANT, AND EQUIPMENT, net of depreciation	209,919

OTHER ASSETS:
Software-proprietary	311,580
Deposits	48,000
359,580
Total other assets	$ 714,740

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable-trade	$14,643
Accrued penalty on convertible notes payable	528,288
Accrued liabilities	20,476
Line of credit	30,000
Loans payable	129,955
Current portion of long-term debt	6,189
Current portion of obligations under capital leases	9,420
Callable convertible notes payable	1,750,000

Total current liabilities	2,488,971

LONG-TERM DEBT:
Long term leases, net of current portion shown above	41,606
Long-term debt, net of current portion shown above	10,830

Total long-term debt	52,436

STOCKHOLDERS' (DEFICIT):
Preferred stock; par value of $0.0001, 50,000,000 shares authorized and 500,000 shares outstanding	50

Common stock - 0.001 par value; 200,000,000 authorized;
62,489,721 issued and outstanding, 50,000,000 share
reserved for preferred stock conversion	62,490
Additional paid-in capital	5,287,816
Accumulated deficit	(6,870,801)
Treasury stock, 1,130,405 shares	(306,222)

Total stockholders' deficit	(1,826,667)

$ 714,740

See accompanying notes to condensed consolidated financial statements.

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months		Nine Months
	ended March 31,		Ended March 31,
	2006	2005	2006	2005

Sales revenues	$ 143,016	$402,733	$ 351,421	$ 409,953
Cost of sales	134,290	-	307,090	-

Gross Profit (loss)	8,726	402,733	44,331	409,953

Operating expenses:
Selling, general and administrative	754,161	277,822	4,139,783	707,479
Depreciation	12,514	-	37,542	-

Total expenses	766,675	277,822	4,177,325	707,479

Income (loss) from operations	(757,949)	124,911	(4,132,994)	(297,526)

Other (income) expense
Interest and finance costs	10,520	-	2,141,197	-

Income (loss) before income taxes	(768,469)	124,911	(6,274,191)	(297,526)

Provision for income taxes	-	-	-	-

Net (loss) income	$(768,469)	$ 124,911	$ (6,274,191)	$(297,526)

Basic and diluted net (loss) per common share	$ (0.01)	$ 0.01	$ (0.11)	$ (0.01)

Weighted average basic and diluted shares outstanding	62,192,033	32,106,357	59,315,012	32,106,357

See accompanying notes to condensed consolidated financial statements.

  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net (loss)	$ (6,274,191)	$ (297,526)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Net income for Fronthaul	-	(12,196)
Depreciation and amortization	37,542	1,308
Common stock issued for services	3,008,406	-
Interest expense on convertible notes payable	1,590,935	-
Changes in operating assets and liabilities:
Accounts receivable	(35,074)	(11,014)
Prepaid expense	(20,000)	-
Accounts payable	(8,940)	90
Accrued penalty on convertible notes payable	528,288
Accrued expenses	(16,524)	-
Operating leases	(9,066)	-
Deposits	(46,137)	-

Net cash provided by (used in) operating activities	(1,244,761)	(319,338)

Cash flows from investing activities:
Capital expenditures	(983)	(124,777)
Purchase securities	(620,206)	(64,049)
Goodwill	-	(19,950)
Undeposited cash		(28,589)
Net cash (used in) investing activities	(621,189)	(237,365)

Cash flows from financing activities:
Proceeds from common stock sales	-	366,293
Proceeds from convertible loans	1,750,000	-
Proceeds from notes payable	65,373	250,937
Payments on notes payable	(10,054)	-

Net cash provided by financing activities	1,805,319	617,230

Net increase (decrease) in cash	(60,637)	60,527

Cash at beginning of period	117,779	-

Cash at end of period	$ 57,142	$60,527

Supplemental disclosures of cash flow information:
Interest paid	$11,728	$ -
Income taxes paid	$ -	$ -

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for services	$3,008,406	$ -

See accompanying notes to condensed consolidated financial statements.

  THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred losses totaling $(6,870,801) since its reorganization and has a $(1,826,667) negative net worth at March 31, 2006. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management anticipates raising additional funds and expects to achieve a profitable level of operations in the near future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 consisted of the following:

March 31,
2006

Telephone equipment	$ 60,334
Office furniture and equipment	118,235
Security equipment	30,875
Vehicles	63,549
272,993
Less depreciation	(63,074)
Net property and equipment	$ 209,919

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
MARCH 31, 2006
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

A prospectus relates to the resale of the common stock underlying these secured convertible notes and warrants. The investors are obligated to provide us with an aggregate of $2,500,000 as follows:

..	$1,000,000 was disbursed on November 18, 2005;

..	$750,000 was disbursed on December 23, 2005; and

..	$750,000 will be disbursed within five days of the effectiveness of this registration statement.

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

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES -continued

As required by Emerging Issues Task Force Issue 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features", the Company valued the beneficial conversion feature related to the $1,750,000 in outstanding debt at $1,431,818 which was treated as a loan discount and immediately amortized to interest expense.

Additionally, the 3,500,000 in warrants issued in connection with the $1,750,000 in outstanding debt was valued at $159,117 which as also treated as a loan discount and immediately amortized to interest expense.

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

In connection with the Securities Purchase Agreement dated November 18, 2005, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by December 18, 2005, or if we did not have the registration statement declared effective on or before March 16, 2006, we are obligated to pay liquidated damages in the amount of 2.0% per month of the face amount of the issued and outstanding secured convertible notes, which equals $35,000, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Assuming that we decide to pay liquidated damages for one month on April 17, 2006, the $35,000 (2.0% of the $1,750,000 of secured convertible notes outstanding on March 16, 2006), will result in the issuance of approximately 318,182 shares of common stock. As of the date hereof, the investors have not demanded payment of the liquidated damages and we have not determined if we will make such liquidated damages payments in cash, stock or a combination of both.

The Callable Secured Convertible Note agreement prohibits the Company, without prior written consent, from redeeming, repurchasing or otherwise acquiring any shares of its capital stock. As of December 31, 2005, the Company had opened a brokerage account in which it had acquired 1,962,000 shares of its common stock for a total consideration of $376,019. During the quarter ended March 31, 2006, the Company acquired 818,405 shares for a total consideration of $243,554.43 and transferred 1,650,000 shares valued at $313,500 for consulting services. At March 31, 2006 the balance of its common stock owned by the Company was 1,130,405 shares valued at $306,222.

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
MARCH 31, 2006
(UNAUDITED)

NOTE 6 - NET LOSS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was antidilutive.

·     For the three and nine months ended March 31, 2006 and 2005, dilutive shares do not include the assumed conversion of the outstanding preferred stock (convertible into 50,000,000 common shares) because the effects were antidilutive.

·     For the three and nine months ended March 31, 2006 and 2005, dilutive shares do not include the assumed conversion of convertible note (convertible into 14,685,314 shares) because the effects were antidilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2006:
Basic EPS loss available to common shareholders	$(768,469)	62,192,033	$ (0.01)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(768,469)	62,192,033	$ (0.01)

For the three months ended March 31, 2005:
Basic EPS income available to common shareholders	$124,911	32,106,357	$ 0.01
Effect of dilutive securities:
None	--	--
Diluted EPS income available to common shareholders	$124,911	32,106,357	$ 0.01

For the nine months ended March 31, 2006:
Basic EPS loss available to common shareholders	$(6,274,191)	59,315,012	$ (0.11)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(6,274,191)	59,315,012	$ (0.11)

For the nine months ended March 31, 2005:
Basic EPS loss available to common shareholders	$(297,526)	32,106,357	$ (0.01)
Effect of dilutive securities:
None	--	--
Diluted EPS loss available to common shareholders	$(297,526)	32,106,357	$ (0.01)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company's majority shareholder, Chairman and Chief Executive Office Michael Alexander acquired his position in the Company as the result of the acquisition of Fronthaul, Inc. as described in Note 8 below. On August 26, 2004, Furia acquired 100% of the issued and outstanding stock, from Michael D. Alexander, the current director and Chief Executive Officer of Furia. As consideration for this acquisition, Furia issued 20,000,000 shares of its Common Stock and 500,000 shares of its convertible Preferred Stock.

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

THE FURIA ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS - continued

As of December 31, 2005, the Company had opened a brokerage account in which it had reacquired 1,962,000 shares of its common stock for a total consideration of $376,019. During the quarter ended March 31, 2006, the Company acquired 818,405 shares for a total consideration of $243,554.43 and transferred 1,650,000 shares valued at $313,500 for consulting services. At March 31, 2006 the balance of its common stock owned by the Company was 1,130,405 shares valued at $306,222.

NOTE 8 - CAPITAL STOCK

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

For the year ended June 30, 2005, an additional 17,479,879 shares of common stock were issued resulting in additional paid-in capital of $1,434,040. This resulted in a total of 46,222,721 shares outstanding with a par value of $46,223.

For the nine months ended March 31, 2006, an additional 16,267,000 shares of common stock were issued for consulting services, which the Company valued at $2,695,055.

In connection with a Securities Purchase Agreement dated November 18, 2005 and the Amendment to the Securities Purchase Agreement dated December 14, 2005, we have issued 3,500,000 warrants to purchase shares of common stock and are obligated to issue 1,500,000 additional warrants together with $750,000 in secured convertible notes within five days from the effective date of the registration statement. The warrants are exercisable until five years from the date of issuance exercisable at a purchase price of $0.25 per share. We will not receive any compensation for the issuance of the warrants,however, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the warrants. However, the noteholders will be entitled to exercise up to 5,000,000 warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered for resale pursuant to an effective registration statement.

NOTE 9 - STOCK BONUS PLAN

Stock Bonus Plan Effective August 16, 2005, Furia adopted and approved its 2005 Incentive Stock Plan (the "Plan"), which reserved 10,000,000 shares of its Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive and non-qualified stock options, stock appreciation rights, and stock bonuses to consultants of Furia, which may be subject to restrictions.

NOTE 10 - SUBSEQUENT EVENT

The Company filed an amendment to its Articles of Incorporation with the State of Delaware on April 21, 2006 to change its name from The Furia Organization, Inc. to The Fronthaul Group, Inc.

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

Background

The Furia Organization, Inc. (the "Company) was incorporated in the State of Delaware on June 26, 1984, with the corporate name of "Furia, Oringer Productions, Inc.", for the purpose of writing and producing television programs and motion pictures. The Company changed its corporate name to The Furia Organization, Inc. on December 12, 1986 and to The Fronthaul Group, Inc. on April 21, 2006. In 1989, the Company transferred and assigned its entertainment assets and became inactive.

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

Results of Operations for Three Months Ended March 31, 2005 and 2006

       The following table sets forth certain operating information (unaudited) regarding the Company for the three month periods ended March 31, 2006 and 2005

Three Months Ended
March 31
2006	2005
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$143,016	$402,733
Cost of operations	$134,290	$-0-
Gross Profit	$8,726	$402,733
General and administrative expenses . . . . .	$754,161	$277,822
Depreciation	$12,514	$-0-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$(768,469)	$124,911
Net income (loss) per share. . . . . . . . . . . . .	$(0.01)	$0.01

 Revenues. The Company had $143,016 in revenues during the three months ended March 31, 2006 primarily from loads hauled. The decrease in revenues from period to period is due to the Company being in the early operational stage from its beginning in 2005 and revenues from period to period in the present and near future are expected to be subject to significant fluctuations.

 General and Administrative Expenses. General and administrative expenses increased approximately 170% to $754,161 in the three month period ended March 31, 2006, from $ 277,822 for the same period in 2005. This increase is due principally to stock grants for consulting fees valued at $516,003 and increased audit fees; legal fees; and additional SEC filing expenses and increase in employee salaries. The Company did not issue any stock for consulting fees in the three months ended March 31, 2005. The consulting fees for the three months ended March 31, 2006 were for corporate development and securing financing for the Company.

Results of Operations for the Nine Months Ended March 31, 2005 and 2006.

       The net loss of the Company increased to $(6,274,191) during the nine month period ended March 31, 2006, as compared with a loss of $(297,526) during the same period in 2005, and was due primarily to the increase in stock compensation of $3,008,406, a loan discount of $1,590,935 amortized as interest expense, an accrued penalty on convertible notes payable of $528,288,and other general administrative expenses by $595,466 attributable to increases in audit fees; legal fees; consulting fees; and additional SEC filing expenses and increase in employee salaries.

       The following table sets forth certain operating information (unaudited) regarding the Company for the nine month periods ended March 31, 2006 and 2005:

Nine Months Ended
March 31
2006	2005
(unaudited)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .	$351,421	$409,953
Cost of operations	$307,090	$-
General and administrative expenses . . . . .	$4,139,783	$707,479
Depreciation . . . . . . .	$37,542	$-
Net income (loss) . . . . . . . . . . . . . . . . . . . .	$(6,274,191)	$(297,526)
Net income (loss) per share. . . . . . . . . . . . .	$(0.11)	$(0.01)

Nine months ended March 31, 2006 compared with nine months ended March 31, 2005

       Revenues. The Company had $351,421and $409,953 in revenues during the nine months ended March 31, 2006 and 2005, respectively. The decrease for the nine months ended March 31, 2006 is attributable to the Company being in the early operational stage from its beginning in 2005 and revenues from period to period in the present and near future are expected to be subject to significant fluctuations.

       General and Administrative Expenses. General and administrative expenses increased approximately 485% to $4,139,783 in the nine month period ended March 31, 2006, from $707,479 for the same period in 2005. This increase is principally attributable to stock valued at $3,008,406 issued for consulting fees, a loan discount of $1,590,935 amortized as interest expense, accrued penalty on convertible notes payable of $528,288, and increased audit fees; legal fees; consulting fees; and additional SEC filing Expenses and increase in employee salaries. The Company did not issue any stock for consulting fees in the nine months ended March 31, 2005. The consulting fees for the nine months ended March 31, 2006 were for corporate development and securing financing for the Company.

Capital Expenditures, Capital Resources and Liquidity

       The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Nine Months Ended
	March 31,
	2006	2005
	(unaudited)

Net cash used in operating activities . . . . . . . . . .	$(1,244,761)	$(319,338)
Net cash used in investing activities . . . . . . . . . . .	$(621,189)	$(237,365)
Net cash provided by financing activities . . . . . . .	$1,805,319	$617,230

Contractual Obligations

Future payments due on the Company's contractual obligations as of March 31, 2006 are as follows:

	Total	2006	2007-2008	2009-20010	thereafter

Operating lease	$ 120,000	$ 40,000	$ 80,000	--	--
Capital lease	17,019	17,019	--	--	--
Notes payable	129,955	129,955	--	--	--
Line of credit	30,000	30,000	--	--	--
Convertible notes	1,750,000	1,750,000	--	--	--
Contractual obligations	850,000	210,000	540,000	100,000	--
Total	$ 2,896,974	$2,176,974	$620000	$100,000	--

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

       At March 31, 2006, the Company had current assets of $145,241 and current liabilities of $2,488,971, resulting in a working capital deficit of $2,343,730.

       Net cash used in operating activities decreased approximately, 290% to $(1,244,761) for the nine months ended March 31, 2006, from $(319,338) for the nine months ended March 31, 2005. The decrease in net cash used in operating activities was due primarily to increased year end audit fees; legal fees; additional SEC filing expenses; and other general and administrative expenses. The Company also incurred financing fees associated with its convertible notes.

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

10-KSB/A, as filed with the Securities and Exchange Commission on January 19, 2006.

       Financing activities for the three months ended March 31, 2006 include:

1)	During the three months ended March 31, 2006, the Company issued 332,000 shares of its common stock valued at $33,380 for consulting fees.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2006, the Company's cash and cash equivalents were deposited primarily in one financial institution.

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

Company's Successful Operations Are Dependent on Those of Its Parent

The Company's subsidiaries have historically relied on its parent company to meet its cash flow requirements. The parent has cash available in the amount of approximately $57,142 as of March 31, 2006, and a working capital deficit of $2,343,730. The Convertible Notes in the amount of $1,750,000 have been reclassified because the Company may have failed to make proper notification of its intent to repurchase its own shares and does not currently have sufficient funds to repay the notes plus a 30% penalty if called by the noteholders. The Company is currently trying to determine what, if any, measures are required to remedy this situation. The Company and its subsidiaries will need additional funds to meet the development obligations until sufficient cash flows are generated from anticipated operations to sustain operations and to fund future development obligations.

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

Review of Carrying Value of Property and Equipment for Impairment

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2006.

Revenue Is Recognized Only When Specified Criteria Are Met

The Company recognizes revenue only when all of the following criteria have been met:

·     Persuasive evidence of an arrangement exists;

·     Delivery has occurred or services have been rendered;

·     The fee for the arrangement is fixed or determinable; and

·     Collectibility is reasonably assured.

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

ITEM 3. CONTROLS AND PROCEDURES

 (a)   Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       On February 7, 2006, the Company issued 100,000 shares of its restricted common stock for consulting services to the Andrew Austin Group, which the Company valued at $12,500. The shares were issued in reliance upon Section 4(2) under the Securities Act of 1933.

       On March 13, 2006, the Company issued 232,000 shares of its restricted common stock for consulting services to Lionheart Associates, Inc., which the Company valued at $20,880. The shares were issued in reliance upon Section 4(2) under the Securities Act of 1933.

The following table summarizes the Company's repurchases of its common stock during the nine month period ending March 31, 2006;

(c) Total
			Number of	(d) Maximum
	(a) Total	(b)	Shares (or	Number (or
	Number of	Average	Units)	Approximate Dollars
Period	Shares (or	Price Paid	Purchased as	Value) of Shares (or
	Units)	Per Share	Part of Publicly	Units) that May yet be
	Purchased	(or Unit)	Anounced Plans	Purchased Under the
			Or	Plans
			Programs	Or Programs

October 1, 2005 to October 31, 2005	-0-	-0-	-0-	-0-
November 1, 2005 to November 30, 2005	-0-	-0-	-0-	-0-
December 1, 2005 to December 31, 2005	1,962,000	$0.192	-0-	-0-
January 1, 2006 to January 31, 2006	805,905	$0.298	-0-	-0-
February 1, 2006 February 28, 2006	5,000	$0.298	-0-	-0-
March 1, 2006 March 31, 2006	7,500	$0.2154	-0-	-0-

The 2,780,405 shares repurchased by the Company from December 2005 to March 31, 2006 were purchased in open-market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Callable Secured Convertible Note agreement prohibits the Company, without prior written consent, from redeeming, repurchasing or otherwise acquiring any shares of its capital stock. As of December 31, 2005, the Company had opened a brokerage account in which it had reacquired 1,962,000 shares of its common stock for a total consideration of $376,019. During the quarter ended March 31, 2006, the Company acquired 818,405 shares for a total consideration of $243,554.43 and transferred 1,650,000 shares valued at $413,500 for consulting services. At March 31, 2006 the balance of its common stock owned by the Company was 1,130,405 shares valued at $306,222.

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

       NONE

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

   None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Furia Organization, Inc.

Date: May 12, 2006	By: /s/ Michael D. Alexander
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

Date: May 12, 2006

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

Dated: May 12, 2006

By: /s/ Randy Moseley
-----------------------
Randy Moseley
Chief Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18U.S.C.,SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned Chief Executive Officer and Chief Financial Officer of The Furia Organization, Inc., (the "Company"), hereby certify that, to the best of their knowledge, the Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company. A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: May 12, 2006.

By: /s/ Michael D.Alexander
------------------------
Michael D. Alexander
Chief Executive Officer

By: /s/ Randy Moseley
------------------------
Randy Moseley
Chief Financial Officer