Form 10KSB
period 2006-07-31
FURIA ORGANIZATION INC /DE/
filed 2006-10-16
CIK 757563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

 THE SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2006 to June 30, 2006

 Commission File Number: 0-13910

Conversion Solutions Holdings Corp
------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Delaware	000-13910	43-2109079
---------------	------------	-------------------
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File Number)	Identification No.)

125 Town Park Drive Suite 300 Kennesaw, GA 30144
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(770) 420-8270
--------------------------------------------------------------------------
(Registrant's telephone number, including area code)

The Furia Organization, Inc.

2233 Ridge Road, Suite 102, Rockwall, TX 75087
------------------------------------------------------------------------------
(Former name and former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class

 N/A

 Name of each exchange on which registered

 N/A

 Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, par value $.001

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

 State issuer's revenues for its most recent fiscal year:

 The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2006: Common stock, $.001 par value: $6,741,741

 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

 Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

 The number of shares of the registrant's common stock outstanding as of October 15, 2006: shares.

 Documents incorporated by reference: None

 Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	CONTROLS AND PROCEDURES
ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Signatures

Exhibit Index

Part I

Item 1

Business

The Following information is provided as required by Item 101 of Regulation S-K (§ 229.101 of this chapter).

The Newly reorganized corporation Conversion Solutions Holdings Corp is a diversified holdings company which was formed to originate, fund and source funding for asset-based transactions in the private market. CSHD’s main products will be to acquire, provide funding and insurance to its target companies in the currently underserved $ 15,000,000 to $ 100,000,000 asset finance market. CSHD provides economical and efficient use of capital while providing a valuable opportunity of loans to and or investment in small and medium sized businesses by providing asset based funding against marketable “income producing and insurable” assets. Our funding will enable our businesses to compete more effectively, improve operations and increase property value.

The Company

CSHD will issue a series of securities to a limited accredited investor market based on different asset groups to create transactional and operational capital. Thereafter CSHD shall arrange to package each asset or asset group into asset-based securities (ABS) and at a later time thereafter spin-off a special purpose vehicle with an income stream to the accredited investor market. These transactions will accomplish the dual purpose of funding transactions and increasing operational capital and shareholder value. If necessary we will group assets and insure them as to title, liens and against loan loss, when appropriate, prior to issuing any asset backed security. Furthermore, we are setting up a subsidiary management company to manage all ABS securities outstanding and eventually assist the management of the spin-off special purpose vehicles.

The corporation intends to specialize in three (3) main lines of business (1) loan and or invest money to commercial business that possess marketable and insurable assets whereby the loans are secured by the asset or asset group (2) place insurance for asset title, lien valuation and against loan loss for each asset tendered for securitization, when required and (3) manage premium revenue, reserves and its ABS portfolio. CSHD intends to become the preferred stop for the acquisition of small to medium sized businesses to raise capital against marketable, income-producing and insurable assets to enable asset owners to add value to their properties and increase income derived from their properties. The assets CSHD intends to fund against will be within the $ 15,000,000 to $ 100,000,000 range and will either be income producing or present a very high probability to produce income within a maximum 16-month time horizon. Should the asset possess characteristics whereby CSHD can reasonably foresee income within that time horizon, CSHD will substitute that income stream for sales revenue that the company is presently generating while the secured asset readies itself to become income producing. CSHD will lend against these assets in a structured and agreed way but in no instance more than 20% of its company balance sheet. Any securities issued by CSHD to fund asset groups shall be made to accredited investors for purposes of purchase, pledge or hypothecation. CSHD will insure against “bad” title, the loan to value or lien ratio as well as the repayment of any asset-based loan by setting up a “captive” insurance company that will purchase reinsurance and manage the premium account as an offset to any loss. The captive insurance company will be set up after our initial capital has settled.

Market

The Company has targeted businesses that have sales of $2,000,000 to $50,000,000 or more per year. CSHD will use real and/or marketable assets, secure funding and insure assets as required while lending the capital each business requires increasing income and the value of its business.  By operating in this market CSHD intends to increase its asset value and enhance shareholder’s value. However, CSHD is aware that the idea of asset based financing is new to this market. Furthermore, CSHD possesses no manufacturing or distribution base that would require operations capital placing it in an enviable position. Excess capital over and above transaction capital required for each deal would become operations or future deal capital for CSHD.

Plan of Operations

Setup of Company

The Company's plan of operations for the remainder of 2006 is to raise capital against its asset base and develop its’ role in the niche market for securities offerings using asset based funding techniques. This entails the development of the CSHD business model. CSHD intends to list its stock on the NASD. To this end, CSHD is in discussion with various market makers to engage in a firm underwriting using a syndicated market distribution approach. Moreover, CSHD intends to set up a captive insurance operation through its’ insurance liaison with Lloyds affiliations, who are members of the CSHD team. CSHD intends to write policies to cover its loans, when applicable and secure the proper re-insurance for underwritten loans through the London reinsurance markets and other applicable markets. CSHD has made arrangements to secure primary insurance against loan loss through the London insurance market and others and has several reinsures available for the underwriting of such insurance through its captive. CSHD is setting up to operate an ABS management company in manage its portfolio. CSHD intends to operate its business and apply for a company rating from Fitch rating service. As CSHD’s public target will have been a corporate entity for more than five (5) years with more than 3 years of operating history, it will qualify for submission to Fitch Rating Service for a company rating. Such a rating will be beneficial in Europe and the US.

Operations

CSHD will operate through its operations officers to bring in new business and execute existing business. Once the business is introduced CSHD will discuss the merits of funding each asset in committee. The committee will vote on whether or not funding is feasible for the asset. When a positive vote is recorded a decision will be made as to the best structure to secure funding. A special purpose vehicle may be set up though CSHD’s legal department or its Asset management committee for this purpose. The captive insurance company will underwrite the risk of title and lien due diligence and loan default loss and reinsurance will be placed for the insurance polices, if such insurance is required. Convertible debentures with an indenture or other debt securities may be floated for selected issues for the term of the asset loan pool.

CSHD’s operations officers will manage operations capital and the company portfolio of insurance premiums and the associated risks. CSHD will repeat the described process, as needed but will attempt to limit these issues to between four (4) to six (6) issues per year. We will re-evaluate strategy and policy as the company and its’ operations grow. Depending on business flow we will spin-off our ABS portfolio in or about the second year after first funding of the subsidiary company.

CSHD designated asset group financing will necessarily involve various transaction agreements that may cover several asset owners and types. A CSHD-designated financing may represent only a limited amount of the asset group value or an entire asset group value depending on cumulative asset value and securities structure.

Item 1A

Risk Factors

The Following information is provided as required by Item 503(c) of Regulation S-K (§229.503(c) of this chapter) applicable to the registrant and in accordance with Rule 421(d) of the Securities Act of 1933 (§230.421(d) of this chapter).

Penny stocks can be very risky.

?

Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. Thus, you may lose your investment. Be cautious of newly issued penny stocks.

?

Your salesperson is not an impartial advisor but is paid to sell you the stock. Do not rely only on the salesperson, but seek outside advice before you by any stock. If you have problems with a sales person, contact the firm's compliance officer or the regulators listed below.

Information you should get.

?

Before you buy penny stock, federal law requires your salesperson to tell you the "offer" and the "bid" on the stock, and the "compensation" the salesperson and the firm receive for the trade. The firm also must mail a confirmation of these prices to you after the trade.

?

You will need this price information to determine what profit, if any, you will have when you sell your stock. The offer price is the wholesale price at which the dealer is willing to sell stock to other dealers. The bid price is the wholesale price at which the dealer is willing to buy the stock from other dealers. In its trade with you, the dealer may add a retail charge to these wholesale prices as compensation (called a "markup" or "markdown").

?

The difference between the bid and the offer price is the dealer's "spread." A spread that is large compared with the purchase price can make a resale of a stock very costly. To be profitable when you sell, the bid price of your stock must rise above the amount of this spread and the compensation charged by both your selling and purchasing dealers. If the dealer has no bid price, you may not be able to sell the stock after you buy it, and may lose your whole investment.

Brokers' duties and customer's rights and remedies.

?

If you are a victim of fraud, you may have rights and remedies under state and federal law. You can get the disciplinary history of a salesperson or firm from the NASD at 1-800-289-9999, and

?

additional information from your state securities official at the North American Securities Administrators Association's central number: (202) 737-0900. You may also contact the SEC with complaints at (202) 272-7440.

FURTHER INFORMATION

Generally, penny stock is a security that:

?

Is priced under five dollars;

?

Is not traded on a national stock exchange or on NASDAQ (the NASD's automated quotation system for actively traded stocks);

?

May be listed in the "pink sheets" or the NASD OTC Bulletin Board;

?

Is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of $6 million for 3 years.

Use Caution When Investing in Penny Stocks:

1.

Do not make a hurried investment decision. High-pressure sales techniques can be a warning sign of fraud. The salesperson is not an impartial advisor, but is paid for selling stock to you. The salesperson also does not have to watch your investment for you. Thus, you should think over the offer and seek outside advice. Check to see if the information given by the salesperson differs from other information you may have. Also, it is illegal for salespersons to promise that stock will increase in value or is risk-free, or to guarantee against loss. If you think there is a problem, ask to speak with a compliance official at the firm, and, if necessary, any of the regulators referred to in this statement.

2.

Study the company issuing the stock. Be wary of companies that have no operating history, few assets, or no defined business purpose. These may be sham or "shell" corporations. Read the prospectus for the company carefully before you invest. Some dealers fraudulently solicit investors' money to buy stock in sham companies, artificially inflate the stock prices, then cash in their profits before public investors can sell their stock.

3.

Understand the risky nature of these stocks. You should be aware that you may lose part or all of your investment. Because of large dealer spreads, you will not be able to sell the stock immediately back to the dealer at the same price it sold the stock to you. In some cases, the stock may fall quickly in value. New companies, whose stock is sold in an "initial public offering," often are riskier investments. Try to find out if the shares the salesperson wants to sell you are part of such an offering. Your salesperson must give you a "prospectus" in an initial public offering, but the financial condition shown in the prospectus of new companies can change very quickly.

4.

Know the brokerage firm and the salesperson with whom you are dealing. Because of the nature of the market for penny stock, you may have to rely solely on the original brokerage firm that sold you the stock for prices and to buy the stock back from you. Ask the National Association of Securities Dealers, Inc. (NASD) or your state securities regulator, which is a member of the North American Securities Administrators Association, Inc. (NASAA), about the licensing and disciplinary record of the brokerage firm and the salesperson contacting you. The telephone numbers of the NASD and NASAA are listed on the first page of this document.

5.

Be cautious if your salesperson leaves the firm. If the salesperson who sold you the stock leaves his or her firm, the firm may reassign your account to a new salesperson. If you have problems, ask to speak to the firm's branch office manager or a compliance officer. Although the departing salesperson may ask you to transfer your stock to his or her new firm, you do not have to do so. Get information on the new firm. Be wary of requests to sell your securities when the salesperson transfers to a new firm. Also, you have the right to get your stock certificate from your selling firm. You do not have to leave the certificate with that firm or any other firm.

You’re Rights Disclosures to you.

Under penalty of federal law, your brokerage firm must tell you the following information two different times before you agree to buy or sell a penny stock, and after the trade, by written confirmation:

?

The bid and offer price quotes for penny stock, and the number of shares to which the quoted prices apply. The bid and offer quotes are the wholesale prices at which dealer’s trade among themselves. These prices give you an idea of the market value of the stock. The dealer must tell you these price quotes if they appear on an automated quotation system approved by the SEC. If not, the dealer must use its own quotes or trade prices. You should calculate the spread, the difference between the bid and offer quotes, to help decide if buying the stock is a good investment.  A lack of quotes may mean that the market among dealers is not active. It thus may be difficult to resell the stock. You also should be aware that the actual price charged to you for the stock may differ from the price quoted to you for 100 shares. You should therefore determine, before you agree to a purchase, what the actual sales price (before the markup) will be for the exact number of shares you want to buy.

?

The brokerage firm's compensation for the trade. A mark-up is the amount a dealer adds to the wholesale offer price of the stock and a markdown is the amount it subtracts from the wholesale bid price of the stock as compensation. A markup/markdown usually serves the same role as a broker's commission on a trade. Most of the firms in the penny stock market will be dealers, not brokers.

?

The compensation received by the brokerage firm's salesperson for the trade. The brokerage firm must disclose to you, as a total sum, the cash compensation of your salesperson for the trade that is known at the time of the trade. The firm must describe in the written confirmation the nature of any other compensation of your salesperson that is unknown at the time of the trade.

In addition to the items listed above, your brokerage firm must send to you:

?

Monthly account statements. In general, your brokerage firm must send you a monthly statement that gives an estimate of the value of each penny stock in your account, if there is enough information to make an estimate. If the firm has not bought or sold any penny stocks for your account for six months, it can provide these statements every three months.

?

A Written Statement of Your Financial Situation and Investment Goals. In general, unless you have had an account with your brokerage firm for more than one year, or you have previously bought three different penny stocks from that firm, your brokerage firm must send you a written statement for you to sign that accurately describes your financial situation, your investment experience, and your investment goals, and that contains a statement of why your firm decided that penny stocks are a suitable investment for you. The firm also must get your written consent to buy the penny stock.

Legal remedies. If penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back. If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages. If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration. You may wish to contact an attorney. The SEC is not authorized to represent individuals in private litigation.

However, to protect yourself and other investors, you should report any violations of your brokerage firm's duties listed above and other securities laws to the SEC, the NASD, or your state securities administrator at the telephone numbers on the first page of this document. These bodies have the power to stop fraudulent and abusive activity of salespersons and firms engaged in the securities business. Or you can write to the SEC at 450 Fifth St., NW, Washington, DC 20549; the NASD at 1735 K Street, NW., Washington, DC 20006; or NASAA at 553 New Jersey Avenue, NW., Suite 750, Washington, DC 20001. NASAA will give you the telephone number of your state's securities agency. If there is any disciplinary record of a person or a firm, the NASD, NASAA, or your state securities regulator will send you this information if you ask for it.

MARKET INFORMATION

The market for penny stocks. Penny stocks usually are not listed on an exchange or quoted on the NASDAQ system. Instead, they are traded between dealers on the telephone in the "over-the-counter" market. The NASD's OTC Bulletin Board also will contain information on some penny stocks. At times, however, price information for these stocks is not publicly available.

Market domination. In some cases, only one or two dealers, acting as "market makers," may be buying and selling a given stock. You should first ask if a firm is acting as a broker (your agent) or as a dealer. A dealer buys stocks itself to fill your order or already owns the stock. A market maker is a dealer who holds itself out as ready to buy and sell stock on a regular basis. If the firm is a market maker, ask how many other market makers are dealing in the stock to see if the firm (or group of firms) dominates the market. When there are only one or two market makers, there is a risk that the dealer or group of dealers may control the market in that stock and set prices that are not based on competitive forces. In recent years, some market makers have created fraudulent markets in certain penny stocks, so that stock prices rose suddenly, but collapsed just as quickly, at a loss to investors.

Mark-ups and mark-downs. The actual price that the customer pays usually includes the mark-up or mark-down. Mark-ups and markdowns are direct profits for the firm and its salespeople, so you should be aware of such amounts to assess the overall value of the trade.

The "spread". The difference between the bid and offer price is the spread. Like a mark-up or mark-down, the spread is another source of profit for the brokerage firm and compensates the firm for the risk of owning the stock. A large spread can make a trade very expensive to an investor. For some penny stocks, the spread between the bid and offer may be a large part of the purchase price of the stock. Where the bid price is much lower than the offer price, the market value of the stock must rise substantially before the stock can be sold at a profit. Moreover, an investor may experience substantial losses if the stock must be sold immediately.

Example: If the bid is $0.04 per share and the offer is $0.10 per share, the spread (difference) is $0.06, which appears to be a small amount. But you would lose $0.06 on every share that you bought for $0.10 if you had to sell that stock immediately to the same firm. If you had invested $5,000 at the $0.10 offer price, the market maker's repurchase price, at $0.04 bid, would be only $2,000: thus you would lose $3,000, or more than half of your investment, if you decided to sell the stock. In addition, you would have to pay compensation (a "mark-up," "mark-down," or commission) to buy and sell the stock.

In addition to the amount of the spread, the price of your stock must rise enough to make up for the compensation that the dealer charged you when it first sold you the stock, Then, when you want to resell the stock, a dealer again will charge compensation, in the form of a markdown. The dealer subtracts the markdown from the price of the stock when it buys the stock from you. Thus, to make a profit, the bid price of your stock must rise above the amount of the original spread, the markup, and the markdown.

Primary Offerings. Most penny stocks are sold to the public on an ongoing basis. However, dealers sometimes sell these stocks in initial public offerings. You should pay special attention to stocks of companies that have never been offered to the public before, because the market for these stocks is untested. Because the offering is on a first-time basis, there is generally no market information about the stock to help determine its value. The federal securities laws generally require broker-dealers to give investors a "prospectus," which contains information about the objectives, management, and financial condition of the issuer. In the absence of market information, investors should read the company's prospectus with special care to find out if the stocks are a good investment. However, the prospectus is only a description of the current condition of the company. The outlook of the start-up companies described in a prospectus often is very uncertain.

Item 1B

Unresolved Staff Comments

The Following information is provided as required by Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter).

There are No unresolved issues know to us at this time

Item 2

Properties

The Following information is provided as required by Item 102 of Regulation S-K (§ 229.102 of this chapter).

The corporation leases the office locations of 125 TownPark Dr Suite 300 Kennesaw, Georgia 30144, 150 Moore Rd Kingston, Georgia 30145 and 1170 Peachtree Street (Mid-Town) Suite 1800 Atlanta, Georgia.

Item 3

 Legal Proceedings

(a) The Following information is provided as required by Item 103 of Regulation S-K (§ 229.103 of this chapter).

The Form 8-K [html][text] 118 KB Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act) is incorporated herein by this reference

On September 27, 2006 filed a civil action in The Superior Court of Bartow County State of Georgia against Dr. Thomas Mensah and Georgia Aerospace (Civil Action Number 06-CV-2648). The Corporation will update the shareholders on the action as information is processed and assimilated.

Item 4

Submission of Matters to a Vote of Security Holders

The Form 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act) is incorporated herein by this reference.

On July 8, 2006, The FrontHaul Group, Inc., a Delaware corporation ("FHAL"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Conversion Solutions, Inc., a Delaware corporation ("CVSU"). The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Conversion Solutions, Inc. will be merged with and into FHAL, with FHAL continuing after the merger as the surviving corporation (the "Merger").

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Conversion Solutions, Inc. will be converted into the right to receive 1 shares of FHAL common stock, par value $0.001 per share (the "Exchange Ratio"), and each issued, outstanding, unexpired and unexercised CVSU stock option will be converted into FHAL stock options using the Exchange Ratio.

The Board of Directors (the "Board") and Majority shareholders of FHAL has unanimously approved the Merger Agreement. FHAL and CVSU have made customary representations, warranties and covenants in the Merger Agreement. FHAL's covenants include, among others, that (i) CVSU will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the effective time of the Merger, (ii) FHAL will not engage in any types of transactions during such interim period, (iii) FHAL and CVSU will not solicit proposals relating to alternative business combination transactions, and (iv) subject to certain exceptions, FHAL and CVSU will not enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

FHAL and CVSU intend to file an S-4 registration statement / prospectus in connection with the proposed Merger for the registration of the CVSU share pursuant to the Merger agreement. Completion of the Merger is subject to customary closing conditions, including, among other things, (i) absence of any order or injunction prohibiting the consummation of the Merger; (ii) the accuracy of the representations and warranties of the each party; and (iii) compliance of each party with its covenants.

The Merger Agreement contains certain termination rights for both CVSU and FHAL, and further provides that, upon termination of the Merger Agreement under specified circumstances.

This description of the Merger Agreement is qualified in its entirety by the terms and conditions of the Merger Agreement, which is filed as Exhibit 2.1 hereto, and is incorporated herein by reference.

The Voting Agreements

In connection with the execution of the Merger Agreement, FHAL's executive officers and each member of the Board, in their capacities as stockholders, entered into a Voting Agreement with CVSU (each, a "Voting Agreement"), pursuant to which, among other things, each executive officer of FHAL and member of the Board agreed and voted in favor of the Merger and agreed not to dispose of any of shares common stock held by such executive officer or member of the Board prior to the consummation of the Merger. The Voting Agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement. This description of the Voting Agreements is qualified in its entirety by the terms and conditions of the Voting Agreements, a form of which is filed as Exhibit 2.2 hereto, and is incorporated herein by reference.

 The Merger Agreement and the Voting Agreements provide investors with information regarding their terms. They are not intended to provide any other factual information about CVSU or FHAL. In addition, the Merger Agreement contains representations and warranties of each of the parties to the Merger Agreement and the assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties delivered in connection with the execution of the Merger Agreement. The parties reserve the right to, but are not obligated to, amend or revise the Merger Agreement or the disclosure schedules. In addition, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality different from those generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts, or for any other purpose, at the time they were made or otherwise.

Additional Information about the Merger and Where to Find It

FHAL's and FHAL intend to file with the SEC a S-4 registration statement / prospectus and other relevant materials in connection with the proposed acquisition of CVSU by FHAL pursuant to the terms of an Agreement and Plan of Merger by and among Conversion Solutions, Inc., and FHAL. The S-4 registration statement / prospectus and other relevant materials (when they become available), and any other documents filed by CVSU or FHAL with the SEC, may be obtained free of charge at the SEC's web site at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by CVSU by contacting CVSU Investor Relations, Ben F Stanley, (317) 213-7700 or Chief Executive Officer, Rufus Paul Harris, (678) 255-7650. Investors and security holders may obtain free copies of the documents filed with the SEC by FHAL by contacting FHAL Chief Executive Officer, Rufus Paul Harris, (678) 255-7650. Investors and security holders of FHAL are urged to read the prospectus statement and the other relevant materials when they become available before making any investment decision with respect to the proposed merger.

Part II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of Conversion Solutions Holdings Corp is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and is quoted under the symbol "CSHD".

Common Stock

CSHD's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common stock, $.001 par value.

Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by the stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of CSHD now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and non-assessable. Upon any liquidation of CSHD, the holders of Common Stock are entitled to share ratably in assets available for distribution to such stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

Preferred Stock

CSHD's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of preferred stock, $.001 par value.

Furia issued 500,000 shares of its convertible preferred stock in connection with the acquisition of Fronthaul Inc. in August 2004. Each outstanding share of preferred stock is convertible into 100 shares of the Common Stock of Furia, for an aggregate of 50,000,000 shares of Common Stock.

The mentioned preferred stock was held by Former CEO Michael Alexander and was nullified upon the execution of the Merger Agreement dated July 8, 2006 with CSHD and filed with the Security Exchange Commission is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

Dividend Restrictions

CSHD has not declared or paid any dividends on its Common Stock. CSHD has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Transfer Agent and Registrar

The transfer agent and registrar of CSHD is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5, Suite 527, Las Vegas, NV 89014; telephone 1.877.317.7757.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of CSHD (trading symbol CSHD) for the periods indicated (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) on the NASD Electronic Bulletin Board over-the-counter market.

Year Ending December 31, 2005
	High Closing	Low Closing

1st Quarter	None	None
2nd Quarter	.60	.27
3rd Quarter	.29	.11
4th Quater	.26	.10

Year Ending December 31, 2006
1st Quarter	.34	.09
2nd Quarter	.22	.046
3rd Quarter	4.00	.085
4th Quarter	n/a	n/a

While the trading price of CSHD's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealer's and sales representatives' compensation; and (d) providing to customer’s monthly account statements.

Current Event-Driven Threshold Price Reset

As a result of the Merger agreement between FrontHaul Group and CSHD [incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act)] Item 2.6 Average Closing Price Adjustment which reads a follows;

       In the event that the Actual Average Closing Price is less than $15.00, the Surviving Holdings Company shall deliver written notice to the Company no later than the second (2 nd ) Business Day preceding the Closing Date pursuant to which the Surviving Holdings Company shall elect, in its sole discretion, to: (a) maintain the Average Closing Price at a price equal to the Actual Average Closing Price; (b) set the Average Closing Price at $15.00 and pay the holders of Company Shares receiving shares of Buyer's Stock as Merger Consideration (after giving effect to the allocation procedures set forth in Section 2.4 ) an amount in cash equal to $15.00 minus the Actual Average Closing Price per share of Buyer's Stock to be received by such holders of Company Shares; or (c) set the Average Closing Price at $15.00 and pay no additional consideration to the holders of Company Shares receiving shares of Buyer's Stock as Merger Consideration (after giving effect to the allocation procedures set forth in Section 2.4 ).

The Corporation hereby chooses option (c) to reset the Share value to an equivalent of $15.00 by issuing additional shares to each shareholder of record as of the close of business on October 30, 2006 10 business days from the filing of this form 10-KSB. The ratio of share issuance will use the following formula ($15.00 divided by the Actual Closing Price on October 30, 2006 (x) minus Actual Closing Price on October 30, 2006) (15 / X - X).

Stock Option, SAR and Stock Bonus Plan

Effective August 16, 2005, Furia adopted and approved its 2005 Incentive Stock Plan (the "Plan"), which reserved 10,000,000 shares of its Common Stock for issuance under the Plan. The Plan allows the corporation to issue awards of incentive and non-qualified stock options, stock appreciation rights, and stock bonuses to consultants of Furia, which may be subject to restrictions.

CSHD Board of directors has elected to retain the 2005 Incentive Stock Plan [Exhibit 10.1], but has no plan to issue any share in the near future.  No shares have been issued to date.

Sale of Unregistered Securities

Not Applicable

Item 6

Selected Financial Data

The Following information is provided as required by Item 301 of Regulation S-K (§ 229.301 of this chapter).

The Audited Financials of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act) and see Item 8 below.

Item 7

 Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Following information is provided as required by Item 303 of Regulation S-K (§ 229.303 of this chapter).

The following discussion of CSHD's financial condition and results of operations should be read in connection with CSHD's consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and CSHD that involve risks and uncertainties. These statements relate to expectations and concern matters that are historical facts. Words such as "believes", "expects", "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Although management of CSHD believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Additional risk factors are disclosed elsewhere in this annual report.

The Audited Financials notes to the financials of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

Item 7A

 Quantitative and Qualitative Disclosures about Market Risk

The Following information is provided as required by Item 305 of Regulation S-K (§ 229.305 of this chapter).

Item 8

Financial Statements and Supplementary Data

The Following information is provided as required of Regulation S-X (§ 210 of this chapter), except § 210.3-05 and Article 11 thereof, and the supplementary financial information required by Item 302 of Regulation S-K (§ 229.302 of this chapter).

The Audited Financials notes to the financials of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

CONVERSION SOLUTIONS HOLDINGS CORP.
(A Development Stage Company)
Balance Sheet
As of June 30, 2006

ASSETS:
Current Assets:
Checking / Savings	$1,560
Interest Receivable	$19,869,792
Total Current Asset		$19,871,352

Other Assets:
UCC Security Notes	$310,138,000
Total Other Assets		$310,138,000

Long-Term Assets:
Long-term Investment In Bonds		$500,000,000
(See footnote)
Total Assets		$830,009,352

LIABILITIES & EQUITY:
Note Payable		$4,400,000
Long-term Note		$36,000,000
Income Tax Payable		$101,060
Total Liabilities		$40,501,060
Capital Stock
(common stock, .0001 par value for		$2,329
23,290,000and .001 par value for		$25,609
25,608,637 authorized and outstanding)		$27,938

Net Income (loss)		$18,530,865
Accumulated Other		$770,949,489
Comprehensive Income
Total stockholders equity		$789,508,292
TOTAL LIABILITIES & EQUITY		$830,009,352

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONVERSION SOLUTIONS HOLDINGS CORP.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period ending June 30, 2006

			AccumulatedOther		Total
	Common Stock		Comprehensive	Retained	Stockholders
Common Stock	Number of Shares	Amount	Income	(Deficit)	Equity
-------------------------	-----------------------	---------------	----------------------	----------------	---------------------
Additional Total
Numbers of paid-in Stockholders'
Shares Amount capital Deficit Equity
---------- ----------- ----------- --------

The authorized capital stock of the
company consist of 100,000,000 shares of
common stock with a .0001 par value, of
which23,290,000 are issued and
outstanding,	23,290,000	$2,329			$2,329
and 25,608,637 with a .001 par value
outstanding, and a $50 par value of
preferred stock
of which none are outstanding	25,608,637	$25,609			$25,609
.

Accumulated Other Comprehensive Income			$770,949,489		$770,949,489
Net Income				$18,530,865	$18,530,865

Balance as of June 30, 2006	48,898,637	$27,938	$770,949,489	$18,530,865	$789,508,292

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONVERSION SOLUTIONS HOLDINGS CORP.
(A Development Stage Company)
Statement of Operations
July 1, 200 through June 30, 2006

Ordinary Income:
Income (loss)		$0
Other Income		$0
Interest Revenue		$19,869,792
Total Income		$19,869,792

Expenses:
Advertising	$6,220
Automobile	$14,053
Bank Service Charges	$2,747
Building Repairs	$25,866
Contributions	$1,000
Equipment Rental	$522
License & Permits	$36
Miscellaneous	$62,928
Payroll Expenses	$505,301
Contractual Expense	$228,806
Postage & Delivery	$2,041
Printing	$54
Professional Fees:	$67,200
Legal Fees
Public Relations	$6,398
Rent	$82,027
Telephone	$26,399
Travel & Entertainment	$64,218
Utilities	$2,805
Other Expenses:
Other Expense	$122,775
Contractual
Supplies	$16,039
Taxes & Fees	$432
Income Tax Expense	$101,060

Total Expenses		$1,338,927

Net Income (loss)		$18,530,865

Gain per common share		$0.38

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONVERSION SOLUTIONS HOLDINGS CORP.
(A Development Stage Company)
Statement of Cash Flows
July 1, 2005 - June 30, 2006

OPERATING ACTIVITIES
Net Income	$18,530,865
Net Cash Provided by Operating Activities		$18,530,865

INVESTING ACTIVITIES:
UCC Security Notes	($310,138,000)
Interest Receivable	($19,869,792)
Long-term Investment in Bonds	($500,000,000)
Net Cash Provided by Investing Activities		($830,007,792)

FINANCING ACTIVITIES
Capital Stock	$27,938
Accumulated Other Comprehensive Income	$770,949,489

Income Tax Payable	$101,060
Note Payable	$4,400,000
Long-Term Note	$36,000,000
		$811,478,487
Net Cash Increase (decrease) for the period		$1,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

1.     FORMATION AND OPERATIONS OF THE COMPANY

Conversion Solutions Holdings Corp. (the "Company") was incorporated under the laws of the State of Delaware on February 11, 2005. The Company is organized to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware. The Company has been in the development stage since its formation on February 11, 2005. Planned principal operations have only recently commenced, but the Company has not generated significant revenues.

On April 22, 2005, the Company entered into a stock purchase agreement with Waatle Holdings Corp. for the purchase of its (Company) outstanding common shares, with the agreement being finalized on June 7, 2005. On June 10, 2005, the Company made a business combination offer to Waatle Holdings Corp., with the merger being approved by the shareholders (Waatle Holdings Corp.) on June 17, 2005.

The Company has acquired a number of different companies either by acquisition or by entering into joint venture agreement. Some of these companies include American International Smart Structures (AISS), Brittenum Brothers Entertainment, Inc., Rocky Road Records, Inc., Seko Management Inc., Tserof Holdings Inc., CVSU Coffee Shop, Equine Solutions Inc., and Stargate Productions. None of these companies have engaged in any significant business activities or generated any material revenues or expenses as of the end of the audit period, and thus, does not have a material impact on the current financial statements.

2.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not anticipate re-occurring net losses for the foreseeable future, but will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and/or implement its business plan. The Company's plans include an offering of its common stock and the issuance of debt, however, there is no assurance that they will be successful in their efforts to raise capital. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

3.     DEVELOPMENT STAGE COMPANY

As indicated in the previous notes, the Company is a development stage company. It is concentrating substantially all of its efforts in raising capital and establishing business operations in order to generate significant revenues.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash, interest receivable, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity. The amount of the interest receivable is computed based on the coupon interest rate of the long-term investment, 13.625% applied to the principal amount of the investment prorated based on the date of the acquisition (March 15, 2006)and subsequent ownership of the investment, to the end of the audit period, June 30, 2006.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

5.     SHAREHOLDER'S EQUITY

As of June 30, 2006, the Company had 48,898,637 numbers of common shares outstanding, with $2329 amount received for service rendered related to the start up of the organization (23,290,000 shares at .0001 par value per share) and 25,608,637 shares were issued at a par value of .001 per share. In addition, the stockholders equity section consists of net income for the year ended June 30, 2006, as well as the Accumulated Other Comprehensive Income amount for the period ending June 30, 2006. The total Accumulated Other Comprehensive Income amount is computed based on the total assets plus net income amount less liabilities for the period ending June 30, 2006.

6.     COMMON STOCK

The holders of the Company's common stock:

       a. Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

       b. Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of affairs;

       c. Do not have preemptive, subscription or conversion rights or redemption or access to any sinking fund; and

      d. Are entitled to one cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

7.     PREFERRED STOCK

The Company has authorized, but not issued, 20,000,000 shares of preferred stock, $50 par value per share, of which there are no shares issued and outstanding as of end of the audit period. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

8.     INCOME TAXES

The Company accounts for income taxes under the Financial (Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

9.     BASIC GAIN PER COMMON SHARE

The basic gain per common share has been calculated based on the number of shares outstanding during the period after giving retroactive effect to any applicable stock splits. There are no dilutive securities at June 30, 2006 for purposes of computing fully diluted earnings per share.

10.     COMMON STOCK OUTSTANDING

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 48,898,637 shares are issued and outstanding as of the date of this report. Of the 48,898,637 shares of common stock issued and outstanding, 23,290,000 shares were issued in exchange for start up costs at .0001 par value per share and the remaining 25,608,637 shares were issued at .001 par value per share. Authorized capital stock of the Company also consists of 20,000,000 shares of preferred stock, $50 par value per share, of which there are no shares issued and outstanding as of the date of this report. Except for the 48,898,637 shares of common stock referenced in the preceding sentence, there are no shares of capital stock or other equity securities of the Company outstanding.

11.     UNIFORM COMMERCIAL CODE (UCC) SECURITY NOTE/NOTES PAYABLE

The Company is the holder of a UCC Security Note (valued in excess of three hundred million USD), which was obtained as part of the merger with Waatle Holdings Corp. on June 17, 2005. The UCC Security Note was properly assigned to Waatle Holdings Corp. (assignee) on April 15, 2004 to be effective on May 27, 2004 from another company (assignor) in exchange for agreed upon consideration. The UCC Security Note is free and clear of all liens and encumbrances and the company has clear and marketable title to the assets securing the note. The assignor is a corporation organized and existing under the laws of the State of Washington and in good standing under the laws of such State.

The value of the UCC Security Note is double collateralized, first by a federal judgment issued and second, by real property holdings appraised in excess of sixty million USD. The real property has been properly recorded as required by UCC Security statutes perfecting the interest of the assets, in accordance with the laws of the appropriate jurisdiction.

The value components of the notes are as follows: $172,299,000 in principal and $137,839,000 in interest computed at 10%. The security note has a Certificate of Standing properly filed and recorded providing verification that there are no liens or other encumbrances against the note, and it is fully owned by the Company.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In consideration for the assignment of the UCC Security Note, the assignee (Waatle) agreed to pay the assignor forty million USD in one or more payments, with the first payment to be made within sixty days of the execution of the agreement and its supporting documentation. The Company has recorded the forty million USD obligation on their financial statements as a long-term note, in the amount of $36 million, with a portion (10%) being recorded as a current note payable, in the amount of $4 million. Upon full payment of this obligation the Company is not required to account to the assignor for any profit generated or realized from the use of the assets securing the note.

The term of the assignment shall commence as of the execution of the agreement and cease five years thereafter, with the reassignment of the assets to the original assignor.

12.     LONG-TERM INVESTMENTS IN GLOBAL BONDS

On March 15, 2006, the Company acquired full ownership of Global Bonds issued through the Republic of Venezuela with an issuance date of July 31, 1998 and a maturity date of August 15, 2018. The principal amount of the bonds is $500,000,000 USD with a fixed interest rate of 13.625%, computed on a semi-annual basis. The applicable identification codes are as follows: Common Code - 008975540; CUSIP - 922646AT1; & ISIN Code - US922646AT10. The first interest payment is due on August 8, 2006, in which interest receivable and revenue have been properly accrued, to the holders of the bonds (the Company).

The applicable Declaration Statement (ownership documentation) specifies the transfer of full ownership to the Company from Banco Central De Venezuela, the issuer of the bonds, and insures that the bonds are free and clear of any deductions, charges or fees assessed by the Government of Venezuela. The Certificate of Ownership also identifies the Company as the sole owner, with an effective date of ownership as of March 15, 2006. The ownership documentation has been properly recorded with the State of Georgia securing and perfecting the bonds.

The Fitch Bonds Ratings as of May 2006 gives the bonds a BB- rating. The bonds have been registered with the National Securities Commission in Caracas, Venezuela, as well as loaded and registered in the Euroclear Band Securities database, accessible electronically with proper identification codes.

The company entered into a Global Trust Funding Agreement (the agreement), #252455770-03142006, executed on March 17, 2006 as a result of the acquisition of the bonds. The agreement includes a required payment of administrative fees of $400,000 which as of June 30, 2006 had not been paid and therefore, has been recorded as a liability on the balance sheet.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In addition, the agreement allows for the Company to purchase some or all of the notes in the open market, and calls for the company to pay fifty-percent of all profits originated from the notes purchases and sale, by the applicable due date, in an amount in the currency or currencies in which the notes are denominated, as specified in the notes equal to the sum of the principal and any applicable interest. The agreement will terminate and cease upon all amounts having been withdrawn from the fund pursuant to the agreement. Other applicable legal information regarding the sharing and distribution of the profits is specified in the Global Trust Funding Agreement.

13.     RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 "Exchange of Non-Monetary Assets-an amendment of APB Opinion No. 29". Statement 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of non-monetary assets occurring in fiscal periods beginning after June 15, 2005, is not applicable to the Company's current operations.

Also, in December 2004, FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" SFAS 123 (revised 2004), effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement is a revision of FASB Statement No. 123, accounting for "Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation costs. This Statement requires entities to recognize the costs of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation costs helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is required to adopt Statement 123 (revised 2004) as of January 1, 2006, and does not expect this statement to have a material effect on its current results of operations.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle "unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change." When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position), for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006), and we do not expect this statement to have a material effect on the Company's current results of operations.

14. SUBSEQUENT EVENTS

MERGER AGREEMENT WITH FRONTHAUL GROUP

On July 8, 2006, subsequent to our audit period and thus not included in the Company's financial statements, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with the FrontHaul Group, Inc., (FHAL). The Merger Agreement stipulates that, subject to the terms and conditions of the Merger Agreement, Conversion Solutions Holdings Corp. will be merged with and into FHAL, with the Company continuing after the merger as the surviving corporation. The Merger was fully completed on September 13, 2006 and FHAL will be reflected as a Discontinued Operations in the Company's financial statements in the next quarterly report.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Conversion Solutions Holdings Corp. will be converted into the right to receive one share of FHAL common stock, par value $0.001 per share (the "Exchange Ratio").

The Board of Directors (the "Board") and majority shareholders of both companies unanimously approved the Merger Agreement. FHAL and the Company have made customary representations, warranties and covenants in the Merger Agreement. FHAL's covenants include, among others, that (i) The Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the effective time of the Merger; (ii) FHAL will not engage in any types of transactions during such interim period; (iii) FHAL and the Company will not solicit proposals relating to alternative business combination transactions, and; (iv) subject to certain exceptions, FHAL and the Company will not enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

FHAL and the Company intend to file an S-4 registration statement/prospectus in connection with the proposed Merger for the registration of the Company shares pursuant to the Merger agreement. Completion of the Merger is subject to customary closing conditions, including, among other things, (i) absence of any order or injunction prohibiting the consummation of the Merger; (ii) the accuracy of the representations and warranties of the each party; and (iii) compliance of each party with its covenants.

The Merger Agreement contains certain termination rights for both the Company and FHAL.

This description of the Merger Agreement is qualified in its entirety by the terms and conditions of the Merger Agreement.

GLOBAL FUNDING AGREEMENT #252455779-08122006-LBH

On August 18, 2006, subsequent to our audit period and not audited or reviewed as part of these financial statements, Conversion Solutions Holdings Corp. entered into a Global Funding Agreement #252455779-08122006-LBH with the Humanitarian & Scientific World Foundation, LTD., a Georgia LTD Foundation.

The funding agreement brings a Four-Hundred and Fifty Million Euro ($579,149,833 USD converted) denominated Note on Lehman Brothers Holdings PLC with a 6 1/8% coupon to the Company's Assets. The MTN holds an S&P, Fitch, and Composite A+ rating with a Moody's A1 rating.

CONVERSION SOLUTIONS HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Effective August 22, 2006, Conversion Solutions Holdings Corp. and the Humanitarian & Scientific World Foundation, LTD., a Georgia LTD Foundation increased the Deposit under Global Funding Agreement #252455779-08122006-LBH, with the addition of the following bonds; Republic of Finland $749,000,000 Million Euro with a 6% coupon.

Because these transactions (Global Funding Agreements) occurred subsequent to the audit period, they were not reviewed or audited but merely referenced to and disclosed in these footnotes.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Following information is provided as required by Item 304(b) of Regulation S-K (§ 229.304(b) of this chapter).

Please see Exhibit 16.1 Change in Certified Accountant.

Item 9A

 Controls and Procedures

The Following information is provided as required by Item 307 and 308 of Regulation S-K (§229.307 and §229.308 of this chapter).

The Audited Financials notes to the financials of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

Please see Exhibit’s 3.1 Certificate of Incorporation, 3.2 By-Laws and 3.3 Corporate Charters.

Item 9B

Other Information

The Following information is provided as required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

Not Applicable

Part III

Item 10

Directors and Executive Officers of the Registrant

The Following information is provided as required by Items 401,405 and 406 of Regulation S-K (§ 229.401, § 229.405 and § 229.406 of this chapter).

The Form 8-K/A is incorporated herein by this reference [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

Rufus Paul Harris	Chief Executive Officer
Ben Stanley	Chief Operating Officer
John Walsh	Executive Vice President of Administrations
Romeo Venditti	Executive Vice President of Global Investments (European)
Sabra Dabbs	Executive Vice President of Global Investments (USA)
Mitchell Sepaniak	Executive Vice President of Operations
Jerry Bivens	Executive Vice President

Rufus Harris - Chairman

Chief Executive Officer

Mr. Harris is the Founder and originator of Waatle Holdings Corp and CVSU. The co-founder of Songwi Trust. His experiences range from high-end corporate financing to bond origination.  Mr. Harris has facilitated and originated projects, corporate and bond financing for more than 10 years.

Ben Stanley – Director

Chief Operating Officer

Mr. Stanley is the Founder and co-originator of Waatle Holdings Corp and CVSU and the co-founder of Songwi Trust. His experiences range from high-end corporate financing to bond origination.  Mr. Stanley has facilitated and originated projects, corporate and bond financing for more than 15 years.

John Walsh – Director

Executive Vice President Administrations

Mr. Walsh formerly served as Controller, Birmingham Southeast, LLC a subsidiary of Birmingham Steel Corporation.  Prior to that, Mr. Walsh has more than 25 years of experience as a Controller and Administrator in several industries, i.e., molded rubber, chemicals, fibers, PVC film, and consulting.  His experience includes more than 18 years with Hoechst Corporation, a Fortune 100 Company, with ever-increasing responsibilities.  He last served as Director of Financial Administration at the Hoechst PVC Film Division.

Sabra Dabbs – Corporate Secretary

Executive Vice President Global Investments

Ms. Sabra Dabbs has been added to the Board of Directors as Corporation Secretary and Executive Vice President of Global Investments of Conversion Solutions Holding Corp.  Ms. Dabbs is active in global asset management, investments, finance, business development and development of corporate infrastructure.  Her experience includes more than twenty years in management; nine years of finance, mergers, and acquisitions; and five years in international business development and negotiations at the highest levels.  She has first hand experience in emerging markets in the Far East, Latin America, and the Eastern Europe.  Ms. Dabbs’ business career has included ownership of several companies within the United States and Internationally covering a spectrum of interests within Corporate Management, Financial Advisory, Project Funding and Information Technology.

Darryl Horton, CPA – Chief Financial Officer

Mr. Horton is a graduate of Accounting (cum laude) from Michigan State University and has an array of experiences that include fifteen years working as an executive with the State of Michigan.  Mr. Horton has served State Government as Director of Internal Audits and he is currently the Director of the Division of Licensing & Certification, which is responsible for the monitoring and regulation of all of the state’s hospitals and health facilities.

Darryl Horton has earned invaluable experience and as a Certified Internal Auditor, Mr. Horton has developed and monitored budgets in excess of 250 million USD, as a Certified Public Accountant for over fourteen years and as Founder and CEO of Horton & Associates, a public accounting firm specializing in corporate tax planning.  As an Associate Member of the Certified Fraud Examiners focusing on analysis of internal controls and utilizing risk assessment tools for various organizations in both the private and public industry sectors.

Mr. Horton is a highly respected member of his community who serves as Audit Chair for the local chapter of the American Red Cross, he is a member of the National Association of Accountants and the Institute of Internal Auditors, in addition to participating on the boards of several other organizations and charities.

As Chief Financial Officer, Mr. Horton will provide corporate leadership by directing treasury activities and with coordination of budget programs.  He will assess the financial impact of functional initiatives and generate creative solutions.  Mr. Horton will formulate and optimize the capital and tax strategy of the company and will be responsible for financial reporting by developing objectives for establishing a reporting system with controls and safeguards to protect company assets.

Jerry Bivens  -- Executive Vice President

Mr. Bivens has an Masters of Education from University of Tennessee, and a Bachelor of Science from Tennessee Wesleyan College. His experience ranges from Director of Financial to Marketing Director for two publicly held companies. Mr. Bivens has taught at the United States Military Academy, WestPoint, University of Tennessee, Hiwassee College, and Tennessee Wesleyan College.

Mitchell Sepaniak  -- Executive Vice President of Operations

Mr. Mitchell Sepaniak has over 25years of experience at the Executive management level with WebMD, ADP, National Data Corporation, Ciba, and Bausch & Lomb. Most recently he was the CEO of Weida Corporation.

Romeo Venditti  -- Executive Vice President of Global Investments - European Office

INDEMNIFICATION OF DIRECTORS AND OFFICERS

      CSHD is a Delaware corporation. Title 8, Chapter 1, Section 145 of the Delaware Corporation Law provides authority for broad indemnification of officers, directors, employees and agents of a corporation, with certain specified exceptions.

       At the present time, CSHD does not have any officer-director liability insurance although permitted by Delaware law. CSHD does not have any indemnification agreement with any of its directors, officers, employees or agents.

Item 11

Executive Compensation

The Following information is provided as required by Item 402 of Regulation S-K (§ 229.402 of this chapter).

Bivens	Jerry	$300,000 per year
Dabbs	Sabra	$350,000 per year
Harris	Rufus	$375,000 per year
Horton	Darryl	$375,000 per year
Stanley	Ben	$375,000 per year
Sepaniak	Mitchell	$325,000 per year
Walsh	John	$300,000 per year
Venditti	Romeo	$350,000 per year

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Following information is provided as required by Item 201(d) of Regulation S-K (§ 229.201(d) of this chapter) and Item 403 of Regulation S-K (§ 229.403 of this chapter).

The following Officer hold Restricted Common share in the corporation.

Bivens	Jerry	1,405,000
Harris	Rufus Paul	7,600,000
Horton	Darryl	1,567,500
Stanley	Ben	7,550,000
Walsh	John	1,500,000
Mitchell	Sepaniak	3,000,000
Sabra	Dabbs	9,000,000

Item 13

Certain Relationships and Related Transactions

The Following information is provided as required by Item 404 of Regulation S-K (§ 229.404 of this chapter).

Not Applicable

Item 14

Principal Accounting Fees and Services

The Following information is provided as required by Item 9(e) of Schedule 14A (§240.14a-101 of this chapter).

CSHD has paid $15,000 USD to date for Accounting Fees.

PART IV

Item 15

Exhibits, Financial Statement Schedules

The Following information is provided as required on forms 8-K or 8-K/A

A

Reports on 8-K or 8-K/A

8-K/A	[html][text] 500 KB	[Amend]Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act)	2006-09-29	000-13910 061118086
8-K	[html][text] 10 KB	Current report, item 1.01 Acc-no: 0001297077-06-000065 (34 Act)	2006-09-26	000-13910 061108886
8-K	[html][text] 118 KB	Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act)	2006-09-26	000-13910 061108179
8-K	[html][text] 13 KB	Current report, item 4.01 Acc-no: 0001297077-06-000061 (34 Act)	2006-09-08	000-13910 061081840
8-K	[html][text] 88 KB	Current report, item 1.01 Acc-no: 0001297077-06-000058 (34 Act)	2006-08-23	000-13910 061051438
8-K/A	[html][text] 446 KB	[Amend]Current report, item 2.01 Acc-no: 0001297077-06-000046 (34 Act)	2006-07-12	000-13910 06957052
8-K	[html][text] 445 KB	Current report, item 2.01 Acc-no: 0001297077-06-000045 (34 Act)	2006-07-12	000-13910 06956991

B

Exhibits

Exhibit Number	Description of Exhibit

3.1	The Certificate of Incorporation of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.2	The Bylaws of CSHD is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.3	The Charters of CSHD is incorporated herein by to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.4	Employment agreement of the Executive officers is incorporated herein by this reference to 8-K [html][text] 118 KB Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act)

9.1	The Audited Financials of CSHD are incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

10.	Material Contracts

10.1

2005 Stock Option, SAR and Stock Bonus Consultant Plan are hereby incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement of Furia (SEC File No. 333-127789) filed on August 23, 2005.

10.2	Contact with ViXio Technology, LLC, a Georgia corporation is incorporated herein by this reference to 8-K [html][text] 118 KB Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act)

10.3

Global Funding Agreement  252455779-08122006-LBH with the Humanitarian & Scientific World Foundation, LTD, a Georgia LTD Foundation is incorporated herein by this reference to 8-K [html][text] 88 KB Current report, item 1.01  Acc-no: 0001297077-06-000058 (34 Act) and reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

10.4

Global Funding Agreement 252455777 with the Caracas Group is incorporated herein by this reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

10.5

Annex to Global Funding Agreement 252455777 with the Caracas Group is incorporated herein by this reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

16.1	Change in Certifying Accountant is incorporated herein by this reference to 8-K [html][text] 13 KB Current report, item 4.01 Acc-no: 0001297077-06-000061 (34 Act)

23.1	Subsidiaries of Conversion Solutions Holdings Corp are incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

23.2	Consent of Thomas Benson, C.P.A

31.1	Certification of Rufus Paul Harris

31.2	Certification of Rufus Paul Harris

SIGNATURES

The Following information is provided as required of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conversion Solutions Holdings Corp

By:

-S-  Rufus Paul Harris, Chairman & Chief Executive Officer

Date:

October 16, 2006

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act request (c)

No annual report or proxy material has been sent to security holders during the fourth quarter.

A hard copy annual report and proxy material will be furnished to security holders subsequent to the filing of this annual report; we will furnish copies of such material to the Commission when it is sent to security holders.

Exhibit 3.1

State of Delaware
Secretary of State
Division of Corporations
Delivered 08: 00 AM 02/11/2005
FILED 08: 00 AM 02/11/2005
SRV 050115834 - 3924960 FILE

Certificate of Incorporation
of
Conversion Solutions, Inc.

FIRST:	The name of the corporation shall be Conversion Solutions, Inc.

SECOND:

Its registered office is to be located at 25 Grey stone Manor, in the city of Lewes; County of Sussex, Delaware, 19958-9776.The registered agent is Harvard Business Services, Inc. whose address is the same as above.

THIRD:	The nature of business and purpose of the organization is to engage in any lawful act or activity for which corporations may be organized under the Delaware General Corporation Laws.

FOURTII:

The total number of shares of stock which the Corporation is authorized to issue is 120,000.000 shares, consisting of 100,000,000 shares of Common Stock having a par value of $.000] per share and 20,000.000 shares of Preferred Stock having a par value of $.0001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.

FIFTH:	name and address of each person who is to serve as a member of the initial board of directors is: William Tay, P.O. Box 42198, Philadelphia, Pennsylvania 19101.

SIXTH:	The name and address of the incorporator is as follows: William Tay, P.O. Box 42]98, Philadelphia, Pennsylvania19]01.

SEVENTH:	The Board of Directors shall have the power to amend or repeal the by-laws.

EIGHTH:

stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (Hi) purnu.a."1t to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article Eighth shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

IN WITNESS WHEREOF, the undersigned, being the incorporator hereinbefore name, acknowledged this certificate of incorporation this 8th day of February, A.D., 2005.

{s} William Tay
_____________________________
William Tay

Exhibit 3.2

BY-LAWS
OF
CONVERSION SOLUTIONS, INC.

ARTICLE I. OFFICES

Section 1.      The registered office of the corporation in the State of Delaware shall be at 25 Grey stone Manor, in the city of Lewes, County of Sussex, Delaware, 19958. The registered agent in charge thereof shall be Harvard Business Services, Inc.

Section 2.      The corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the corporation may require.

ARTICLE II .SEAL

 Section 1.The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware".

ARTICLE III . STOCKHOLDERS' MEETINGS

 Section 1.  Meetings of stockholders shall be held at the registered office of the corporation in this state or at such place, either within or without this state, as may be selected from time to time by the Board of Directors.

 Section 2  ANNUAL MEETINGS: The annual meeting of the stockholders shall be held on such date as is determined by the Board of Directors for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting.

Section 3.       ELECTION OF DIRECTORS: Elections of the directors of the corporation shall be by written ballot.

Section 4.            SPECIAL MEETINGS: The President, or the Board of Directors may call special meetings of the stockholders at any time, or stockholders entitled to cast at least one-fifth of the votes, which all stockholders are entitled to cast at the particular meeting. At any time, upon written request of any person or persons who have duly called a special meeting, it shall be the duty of the Secretary to fix the date of the meeting, to be held not more than sixty days after receipt of the request, and to give due notice thereof. If the Secretary shall neglect or refuse to fix the date of the meeting and give notice thereof, the person or persons calling the meeting may do so. Business transacted at all special meetings shall be confined to the objects stated in the call and matters germane thereto, unless all stockholders entitled to vote are present and consent.

Written notice of a special meeting of stockholders stating the time and place and object thereof, shall be given to each stockholder entitled to vote thereat at least ten days before such meeting! Unless a greater period of notice is required by statute in a particular case.

Section 5.       QUORUM: A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If a majority of the outstanding shares entitled to vote is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented. Any business may be transacted which might have been transacted at the meeting as originally noticed. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 6.       PROXIES: Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally. All proxies shall be filed with the Secretary of the meeting before being voted upon.

Section 7.       NOTICE OF MEETINGS: Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

Unless otherwise provided by law, written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

Section 8.       CONSENT IN LIEU OF MEETINGS: Any action required to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 9.       LIST OF STOCKHOLDERS: The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. No share of stock upon which any installment is due and unpaid shall be voted at any meeting. The list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

ARTICLE IV - DIRECTORS

Section 1.       The business and affairs of this corporation shall be managed by its Board of Directors, no less than one in number or such other minimum number as is required by law. The directors need not be residents of this state or stockholders in the corporation. They shall be elected by the stockholders of the corporation or in the case of a vacancy by remaining directors, and each director shall be elected for the term of one year, and until his successor shall be elected and shall qualify or until his earlier resignation or removal.

Section 2.       REGULAR MEETINGS: Regular meetings of the Board shall be held without notice other than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

Section 3.       SPECIAL MEETINGS: the President or any director upon two-day notice may call special Meetings of the Board. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

Section 4.       QUORUM: A majority of the total number of directors shall constitute a quorum for the transaction of business.

Section 5.       CONSENTIN LIEU OF MEETING: Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may betaken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. The Board of Directors may hold its meetings, and have an office or offices, outside of this state.

Section 6.       CONFERENCETELEPHONE: One or more directors may participate in a meeting of the Board of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other; participation in this manner shall constitute presence in person at such meeting.

Section 7.       COMPENSATION: Directors as such, shall not receive any stated salary for their services, but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

Section 8.       RESIGNATIONAND REMOVAL: Any director may resign at any time by giving notice to another Board member ,the President or the Secretary of the corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board or by such officer and the acceptance of such resignation shall not be necessary to make it effective. Any director may be removed with or without cause at any time by the affirmative vote of shareholders holding of record in the aggregate at least a majority of the outstanding shares of the corporation at a special meeting of the shareholders called for that purpose, and may be removed for cause by action of the Board.

ARTICLE V - OFFICERS

Section 1.       The executive officers of the corporation shall be chosen by the directors and shall be a President, Secretary and Treasurer. The Board of Directors may also choose a Chairman, one or more Vice Presidents and such other officers as it shall deem necessary. The Same person may hold any number of offices.

Section 2.       SALARIES: Salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.

Section 3.       TERM OF OFFICE: The officers of the corporation shall hold office for one year and until their successors are chosen and have qualified. The Board of Directors may remove any officer or agent elected or appointed by the Board whenever in its judgment the best interest of the corporation will be served there by.

Section 4.       PRESIDENT: The President shall be the chief executive officer of the corporation; he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the corporation, shall see that all orders and resolutions of the Board are carried into effect, subject, however, o the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the corporation. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation. He shall be EX-OFFICIO a member of all committees, and shall have the general power and duties of supervision and Management usually vested in the office of President of a corporation.

Section 5.       SECRETARY: The Secretary shall attend all sessions of the Board and all meetings of the stockholders and act as clerk thereof, and record all the votes of the corporation and the minutes of all its transactions in a book to be kept for that purpose, and shall perform like duties for all committees of the Board of Directors when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, and under whose supervision he shall be. He shall keep in safe custody the corporate seal of the corporation, and when authorized by the Board, affix the same to any instrument requiring it.

Section 6.       TREASURER: The Treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall keep the moneys of the corporation in a separate account to the credit of the corporation. He shall disburse the funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

ARTICLE VI - VACANCIES

Section 1.       The Board of Directors shall fill any vacancy occurring in any office of the corporation by death, resignation, and removal or otherwise. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of these By-Laws.

Section 2.       RESIGNATIONS EFFECTIVE AT FUTURE DATE: When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

ARTICLEVII- CORPORATERECORDS

Section 1.       Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the corporation's stock ledger, a list of its stockholders, and its other books and records, and to make copies or extracts there from. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent shall be the person who seeks the right to inspection, a power of attorney or such other writing, which authorizes the attorney or other agent to so act on behalf of the stockholder, shall accompany the demand under oath. The demand under oath shall be directed to the corporation at its registered office in this state or at its principal place of business.

ARTICLE VlII- STOCK CERTIFICATES, DIVIDENDS, ETC.

Section 1.       The stock certificates of the corporation shall be numbered and registered in the share ledger and transfer books of the corporation as they are issued. They shall bear the corporate seal and shall be signed by the president.

Section 2.       TRANSFERS: Transfers of shares shall be made on the books of the corporation upon surrender of the certificates therefore, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made which is inconsistent with law.

Section 3.       LOST CERTIFICATE: The Corporation may issue a new certificate of stock in the place of any certificate theretofore signed by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

Section 4.       RECORD DATE: In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjoumment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed:

       (a)   The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

       (b)   The record date for determining stockholders entitled to express consent to corporate action in writing with out a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

       (c)   The record date for determining stock holders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

       (d)   A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 5.  DIVIDENDS: The Board of Directors may declare and pay dividends upon the outstanding shares of the corporation, from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and the Certificate of Incorporation.

Section 6.  RESERVES: Before payment of any dividend there may be set aside out of the net profits of the corporation such sum or sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

ARTICLE IX - MISCELLANEOUS PROVISIONS

Section 1. CHECKS: such officer or officers shall sign all checks or demands for money and notes of the corporation as the Board of Directors may from time to time designate.

Section 2. FISCAL YEAR: The fiscal year shall begin on the first day of January.

Section 3. NOTICE: When ever written notice is required to be given to any person, it may be given to such person, either personally or by sending a copy thereof through the mail, or by telegram, charges prepaid, to his address appearing on the books of the corporation, or supplied by him to the corporation for the purpose of notice. If the notice is sent by mail or by telegraph, it shall be deemed to have been given to the person entitled there to when deposited in the United States mail or with a telegraph office for transmission to such person. Such notice shall specify the place, day and hour of the meeting and, in the case of a special meeting of stockholders, the general nature of the business to be transacted.

Section 4. WAIVER OF NOTICE: Whenever any written notice is required by statute, or by the Certificate or the By-Laws of this corporation a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated there in, shall be deemed equivalent to the giving of such notice. Except in the case of a special meeting of stockholders, neither the business to be transacted at nor the purpose of the meeting need be specified in the waiver of notice of such meeting. Attendance of a person either in person or by proxy, at any meeting shall constitute a waiver of notice of such meeting, except where a person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.

Section 5. DISALLOWEDCOMPENSATION: Any payments made to an officer or employee of the corporation such as a salary, commission, bonus, interest, rent, travel or entertainment expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service, shall be reimbursed by such officer or employee to the corporation to the full extent of such disallowance. It shall be the duty of the directors, as a Board, to enforce payment of each such amount disallowed. In lieu of payment by the officer or employee, subject to the determination of the directors, proportionate amounts may be withheld from his future compensation payments until the amount owed to the corporation has been recovered.

Section 6. RESIGNATIONS: Any director or other officer may resign at any time, such resignation to be in writing and to take effect from the time of its receipt by the corporation, unless some time be fixed in the resignation and then from that date. The acceptance of a resignation shall not be required to make it effective.

ARTICLE X - ANNUAL STATEMENT

Section 1. The President and the Board of Directors shall present at each annual meeting a full and complete statement of the business and affairs of the corporation for the preceding year. Such statement shall be prepared and presented in whatever manner the Board of Directors shall deemed visible and need not be verified by a Certified Public Accountant.

  ARTICLE XI- INDEMNIFICATIONAND INSURANCE:

Section 1. (a) RIGHT TO INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"),by reason of the fact that he or she, or a person of whom he or she is the legal representative ,is or was a director or officer, of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended(but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment),against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in paragraph (b) hereof, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding(or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition: provided, however, that, if the Delaware General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section or otherwise.

The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers. (b) RIGHT OF CLAIMANT TO BRING SUIT: If a claim under paragraph (a) of this Section is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard or conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard or conduct. (c) Notwithstanding any limitation to the contrary contained in sub-paragraphs (a) and 8 (b) of this section, the corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. (d) INSURANCE: The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

ARTICLE XII . AMENDMENTS

Section 1. These By-Laws may be amended or repealed by the vote of directors. The above By-Laws are certified to have been adopted by the Board of Corporation on the 11th day of February 2005.

{s} Rufus Paul Harris
__________________
     Rufus Paul Harris

Exhibit 3.3

Corporate Charters

CONVERSION SOLUTIONS, INC.
AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Audit and Non-Audit Services and Pre-Approval Policy

Statement of Principles

Under the Sarbanes-Oxley Act of 2002 (the "Act") and the corporate governance provisions of the NASDAQ Listings Requirements, the Audit Committee of the Board of Directors (the "Committee") is responsible for the appointment, compensation and oversight of the work of the independent auditor for cvsu. (The "Company"). As part of this responsibility, the Committee is required to pre-approve the audit and non-audit services performed by the independent auditor and to assure that the performance of non-audit related services by the independent auditor does not impair the auditor's independence from the Company.

To implement these provisions of the Act, and the related rules promulgated by the Securities and Exchange Commission (the "SEC"), the Committee has adopted this Audit and Non-Audit Services Pre-Approval Policy (the "Policy") to set forth the procedures and the conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor are pre-approved by the Committee or its designee.

Responsibility of Audit Committee; Delegation

The Committee, or, in the event it delegates its authority to one or more of its members as stated below, its designee, shall pre-approve the provision of all audit and non-audit services provided to the Company by any independent auditing firm engaged to perform the external audit of the Company's financial statements ("Pre-Approval"). The Committee may delegate its Pre-Approval authority to one or more of its members. Any such delegation shall be in writing and shall continue in effect until the earlier of: (1) termination of such delegation in writing by the Committee; (2) resignation or removal of the member from the Committee or the Board; or (3) expiration of the term of the delegated member if such member is not re-elected to the Board and appointed to the Committee. The member(s) to whom such authority is delegated shall report any Pre-Approval decisions made to the Committee at its next scheduled meeting.

Any Pre-Approval actions may be taken at any meeting of the Committee, by Unanimous Written Consent of the Committee, or by action in writing or verbally (if verbally, followed up in writing) if Pre-Approval is provided by the Committee's designee. The Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

Pre-Approval; Generally

Prior to the beginning of each fiscal year, management will submit to the Committee a request for Pre-Approval of Audit Services, Audit-Related Services, Tax Services and/or All Other Services, as described below, anticipated to be incurred during such fiscal year. Such request will include as much specificity and detail as is reasonable to enable the Committee to satisfy its responsibilities, and include a copy of the engagement letter to be executed by the Committee to document the engagement of the independent auditor and a good faith estimate or range of the fees for such services.

During the course of a fiscal year, management shall submit to the Committee or its designee a request for Pre-Approval of any additional Audit Services, Audit-Related Services, Tax Services and All Other Services, not listed in the initial request for Pre-Approval described above, or for any material changes to the scope of any service for which Pre-Approval has been obtained. Such request will include as much specificity and detail as is reasonable to enable the Committee to satisfy its responsibilities. Such request must include a detailed description of the services to be rendered and a joint statement by both the independent auditor and the Chief Financial Officer or Director of Finance as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Committee and its designee may consult with whomever it chooses in connection with its Pre-Approval determinations.

Audit Services

The Committee shall pre-approve the engagement of the independent auditor to perform the annual external audit of the Company's financial statements ("Audit Services"). Audit Services includes services identified in the request that only the independent auditor reasonably can provide for the fiscal year for which such Pre-Approval is sought, which services may include some or all of the specific services listed on Appendix A attached to this Policy. Any request for Pre-Approval of Audit Services will include a good faith estimate or range of the fees for the Audit Services requested.

Audit-Related Services

"Audit-Related Services" are defined as assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and that are traditionally performed by the independent auditor. The Audit Committee believes that the provision of Audit-Related Services does not impair the independence of the auditor and is consistent with the SEC's rules on auditor independence. Management shall request Pre-Approval for those Audit-Related Services it reasonably believes will be required for the fiscal year for which such Pre-Approval is sought. The type of Audit-Related Services for which Pre-Approval may be sought includes, but is not limited to, the specific services identified on Appendix B attached to this Policy. Any request for Pre-Approval of Audit-Related Services will include a good faith estimate or range of the fees for the Audit-Related Services requested.

Tax Services

The type of "Tax Services" for which Pre-Approval may be subject includes, but is not limited to, the specific services identified on Appendix C attached to the Policy. The Committee believes that the independent auditor can provide Tax Services to the Company without impairing the auditor's independence, and the SEC has stated that the independent auditor may provide such services. Management shall request Pre-Approval for those Tax Services it reasonably believes will be required for the fiscal year for which such Pre-Approval is sought. In addition, the use of the independent auditor to provide services to any executive officer or director of the Company, in his or her individual capacity, where such services are paid for by the Company, shall be specifically pre-approved by the Committee. However, the Committee will not permit the retention of the independent auditor in connection with (1) a transaction initially recommended by the independent auditor, the sole business purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations; or (2) representing the Company before a tax court, district court or federal court of claims. Any request for Pre-Approval of Tax Services will include a good faith estimate or range of the fees for the Tax Services requested.

All Other Services

The Committee shall approve all other permissible non-audit services ("All Other Services") to be provided by the independent auditor. The Committee must believe that such services would not impair the independence of the Company's auditor and are consistent with the SEC's rules on auditor independence. Management shall request Pre-Approval for those All Other Services it reasonably believes will be required for the fiscal year for which such Pre-Approval is sought. Examples of such All Other Services for which Pre-Approval can be separately sought include: (1) risk management advisory services, e.g., assessment and testing of security infrastructure controls; and (2) treasury advisory services, e.g., review of check-clearing and float-management practices and recommendations regarding potential areas of improvement. Any request for Pre-Approval of All Other Services will a good faith estimate or range of the fees for the All Other Services requested.

De Minimums Exception to Pre-Approval Requirement

In its performance of its responsibilities under this Policy and subject to Section VI hereof, prior approval of certain All Other Services is not required by the Committee if: (1) such services involve no more than 5% of the amounts paid by the Company to the auditors during the fiscal year in which such All Other Services are provided; (2) such All Other Services were not identified by the Company to be All Other Services at the time of the engagement; and (3) such All Other Services are approved by the Committee prior to completion of the audit for such fiscal year.

Prohibited Services

Notwithstanding any other provision of this Policy, the Committee shall not approve the performance of the following prohibited services by the independent auditor to the Company:

(1)	Bookkeeping or other services related to the accounting records or financial statements of the Company;
(2)	Financial information systems design and implementation;
(3)	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
(4)	Actuarial services;
(5)	Internal audit outsourcing services;
(6)	Management functions or human resources;
(7)	Broker or dealer, investment adviser, or investment banking services;
(8)	Legal services; and

(9)

Expert services unrelated to the audit; provided, that, in accordance with SEC rules, the services listed in (1) through (5) above are not prohibited if the Committee concludes, in its reasonable judgment, that the results of these services will not be subject to audit procedures during an audit of the Company's financial statements. This conclusion must overcome the presumption that such prohibited services will be subject to audit procedures.

Considerations by the Audit Committee Regarding Non-Audit Services

For all Pre-Approval activities regarding All Other Services, the Committee or its designee will consider whether: (1) such services are consistent with the SEC's rules on auditor independence; (2) the independent auditor is best positioned to provide the most effective and efficient service, for reasons including its familiarity with the Company's business, management, culture, accounting systems, risk profile and other factors; and/or (3) the service might enhance the Company's ability to manage or control risk or improve audit quality.

Pre-Approval Procedures

All services to be provided by the independent auditor will be reviewed by the Chief Financial Officer and/or the Director of Finance. The Chief Financial Officer and/or Director of Finance will determine whether such services are included within the list of services for which Pre-Approval has been provided under this Policy. The Committee designates the Director of Finance or, if that position is vacant, the Chief Financial Officer to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance with the Pre-Approvals given in accordance with this Policy. Such individual will report the results of such monitoring activities to the Committee on a periodic basis. The directives in the Section VII do not delegate any required duties or authority of the Committee to management or relieve the Committee from any of its responsibilities under the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission.

Appendix A
Audit Services

Statutory audits or financial audits for subsidiaries or affiliates of the Company (including required quarterly reviews)

Services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with public or private securities offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters.

Consultations concerning financial accounting and reporting standards such as the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, PCAOB or other regulatory or standard setting bodies (Note: Under SEC rules, some consultations may be "audit related" services rather than "audit" services)

Attestation of management reports on internal controls for financial reporting

Appendix B
Audit-Related Services

Financial statement audits of employee benefit plans

Due diligence services relating to potential business acquisitions/dispositions

Accounting consultations, due diligence and audits in connection with acquisitions/dispositions

Agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters

Internal control reviews and assistance with internal control reporting requirements

Consultations concerning financial accounting and reporting standards such as the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, PCAOB or other regulatory or standard setting bodies (Note: Under SEC rules, some consultations may be "audit" services rather than "audit-related" services)

Attest services not required by statute or regulation Information systems reviews not performed in connection with the audit (e.g., application, data center and technical reviews)

Review of the effectiveness of the internal audit function

General assistance with the implementations of the requirements of SEC rules or listing standards promulgated pursuant to the Act Subsidiary or equity investor audits not required by statute or regulation that are incremental to the audit of the consolidated financial statements

S-8's to be filed Closing balance sheet audits pertaining to dispositions

Appendix C
Tax Services

U.S. federal, state and local tax planning and advice (e.g., assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefits plans and requests for rulings or technical advice from taxing authorities)

U.S. federal, state and local tax compliance (e.g., the preparation of original and amended tax returns, claims for refund and tax payment-planning services)

International tax planning and advice (e.g., assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefits plans and requests for rulings or technical advice from taxing authorities)

International tax compliance (e.g., the preparation of original and amended tax returns, claims for refund and tax payment-planning services)

Tax consultations to include but not limited to items such as state and local sales and use tax issues, payroll, stock options, supply chain, compensation, revenue recognition, R&D expenditures and credits, Reliant investments, potential acquisition or dispositions and associated deal structure, foreign subsidiaries, stock or debt issuance disclosures or other tax disclosures.

Review of federal, state, local and international income, franchise, and other tax returns.

Compensation Committee (the "Committee")

of the Board of Directors (the "Board")

of Conversions Solutions, Inc.

A. PURPOSE AND SCOPE

The primary function of the Compensation Committee (the "Committee") of the Board of Directors (the "Board") of Conversion Solutions, Inc. (the "Company") is to exercise the responsibilities and duties set forth below, including but not limited to (1) discharging the Board's responsibilities relating to the compensation of the Company's executives, (2) administering the Company's incentive compensation and equity plans, and (3) producing an annual report on executive compensation for inclusion in the Company's proxy statement in accordance with applicable rules and regulations. The Committee shall review and make recommendations to management on company-wide compensation programs and practices, take final action with respect to the individual salary, bonus and equity arrangements of the Company's Chief Executive Officer (the "CEO") and other executive officers, and recommend, subject to approval by the full Board, new equity-based plans and any material amendments thereto (including increases in the number of shares of Common Stock available for grant as options or otherwise there under) for which shareholder approval is required or desirable.

B. COMPOSITION

The Committee shall have a minimum of two members. Each member of the Committee shall meet any and all independence requirements promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers, any exchange upon which securities of the Company are traded, or any governmental or regulatory body exercising authority over the Company (each a "Regulatory Body"), and each member of the Committee shall be free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The Board shall appoint the members of the Committee annually. Each member of the Committee shall serve until his or her successor shall be duly appointed and qualified or until his or her earlier resignation or removal. Unless a Chair is elected by the full Board, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

C. RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Committee shall:

1. Review and approve corporate goals and objectives relevant to compensation of the CEO, evaluate the CEO's performance in light of those goals and objectives and establish and approve the appropriate level of base compensation and all bonuses and other incentive compensation for the CEO based on this evaluation. In determining the long-term incentive component of CEO compensation, the Committee should consider the Company's performance and relative shareholder return, the value of similar incentive awards to CEOs at comparable companies, and the awards given to the Company's CEO in past years;

2. Evaluate the performance of the Company's executive officers and establish and approve the appropriate level of base compensation and all bonuses and other incentive compensation for such officers;

3. Review and approve, for the CEO and the other executive officers of the Company, (1) any employment agreements, severance arrangements, and change in control agreements or provisions, in each case, when and if appropriate, and (2) any special or supplemental benefits;

4. Retain a compensation consultant, when and if appropriate from time to time, to advise the Committee on executive compensation practices and policies, or any other matters within this Charter;

5. Review the terms and conditions of compensation plans, determine the eligibility requirements applicable to participants in each such plan as may be required by the terms of a plan; approve, and recommend to the full Board for its approval, the initial adoption of any equity-based plan and any material modification to such plan (such as an increase in the number of shares available under such plan);

6. Approve incentive, including any equity-based compensation, plans to allow the Company to attract and retain talented personnel and align the pay of such personnel with the long-term interests of shareholders. Submit each equity-based compensation plan, and each material modification thereof, to the Board for its approval and take actions that may be necessary or advisable to implement and administer the Company's incentive compensation plans, all in accordance with the terms of such plans.

7. Evaluate and recommend to the full Board the appropriate level of director compensation and take primary responsibility for ensuring that any payments to directors other than in their capacity as directors are fully and properly disclosed;

8. Review and assess the adequacy of this Charter periodically as conditions dictate to ensure compliance with any rules or regulations promulgated by any Regulatory Body and recommend any modifications to this Charter, if and when appropriate, to the Board for its approval;

9. Form and delegate authority to subcommittees where appropriate;

10. Make this Charter and any amendments thereto, public;

11. Produce an annual report on executive compensation for inclusion in the Company's proxy statement in accordance with applicable rules and regulations of the Regulatory Bodies;

12. Oversee the Company's compliance with any rules promulgated by any Regulatory Body prohibiting loans to officers and directors of the Company; and

13. Exercise such additional powers as may be reasonably necessary or desirable, in the Committee's discretion, to fulfill its responsibilities and duties under this Charter.

D. MEETINGS

The Committee shall meet as necessary but at least once per year. The Committee may invite members of management or others to attend Committee meetings and provide pertinent information as the Committee may request on the issues being considered, provided that the CEO may not be present during any voting or deliberations on compensation of the CEO. Meetings can be called by the Chair of the Committee or at the request of any member of the Committee or any member of the Board. At all Committee meetings, a majority of the then-current members of the Committee shall constitute a quorum for the transaction of business.

The Committee shall keep written minutes of its meetings and record such minutes with the books and records of the Company. Minutes of each meeting will be distributed to the members of the Board and the Secretary of the Company.

E. INDEPENDENT ADVICE

The Committee may conduct or authorize investigations into or studies of matters within the Committee's scope of responsibilities and duties as described above, and may seek, retain, and terminate, accounting, legal, consulting or other expert advice from a source independent of management, at the expense of the Company, with notice to the Chairman of the Board and the CEO. In furtherance of the foregoing, the Committee shall have the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or executive officer compensation and shall have the sole authority to approve the consultant's fees and other retention terms.

Nominating and Corporate Governance Committee

Is to assist the Board of Directors

of Conversion Solutions, Inc.

A. PURPOSE

The primary function of the Nominating and Corporate Governance Committee (the "Committee") is to assist the Board of Directors (the "Board") of CVSU (the "Company") in fulfilling its responsibilities by: (i) identifying individuals qualified to become members of the Board, and recommending that the Board select the director nominees for election, (ii) periodically reviewing the Company's Code of Business Conduct and Ethics applicable to all directors, officers and employees (a "Code of Business Conduct"), and (iii) monitoring compliance with and periodically reviewing the Code of Business Conduct.

B. GOALS AND RESPONSIBILITIES

To fulfill its responsibilities and duties the Committee shall:

Board Composition and Nominations

1.

Evaluate the current composition and organization of the Board and its committees in light of requirements established by the Securities and Exchange Commission, the Nasdaq Stock Market Inc., any exchange upon which securities of the Company are traded, and any governmental or regulatory body exercising authority over the Company (each a "Regulatory Body") or any other applicable statute, rule or regulation which the Committee deems relevant and make recommendations regarding the foregoing to the Board for approval.

2.

Review the composition and size of the Board in order to ensure that the Board is comprised of members possessing the proper expertise, skills, attributes and personal and professional backgrounds for service as a director of the Company, as determined by the Committee.

3.	Recommend to the Board for selection nominees for election as directors of the Company in accordance with the criteria set forth in the Company's Corporate Governance Guidelines.
4.	Recommend to the Board for selection Board members for assignment to serve on committees of the Board.
5.	Evaluate the performance of current Board members proposed for reelection, and approve those members of the Board standing for reelections that the Committee determines are appropriate.

6.

Review and recommend to the Board an appropriate course of action upon the resignation of current Board members or any planned expansion of the Board and review the qualifications for service on the Board of any potential additional or replacement members of the Board.

   Establishment and Review of Corporate Governance Policies

7.

Review and assess the adequacy of the Code of Business Conduct periodically, but at least annually. The Committee shall recommend any amendments to the Code of Business Conduct to the Board for approval.

8.	Collaborate with the Company's officers and legal counsel to disclose publicly any amendments to the Code of Business Conduct required to be disclosed by any Regulatory Body.
9.

Collaborate with the Company's officers and legal counsel to develop a means by which allegations of violations of or non-compliance with the Code of Business Conduct can be reported to the Committee in a confidential manner.

10.

Review and assess the adequacy of this Charter periodically as conditions dictate, but at least annually, and recommend any modifications to this Charter if and when appropriate to the Board for its approval.

11.

Review and assess the adequacy of the Company's certificate of incorporation and by-laws and the charters of any committee of the Board (the "Governing Documents") periodically and recommend to the Board any necessary modifications to the Governing Documents.

Oversight of the Evaluation of the Board and Management
12.

Evaluate and determine an appropriate response to credible evidence indicating violations of or non-compliance with the Code of Business Conduct or the Governing Documents after consulting with legal counsel, including reporting any violation of law to any appropriate Regulatory Body.

13.

Evaluate any and all requests for waivers of the Code of Business Conduct, evaluate any such requests submitted by directors or executive officers, make a recommendation to the Board whether to grant any requests for waivers submitted by directors or executive officers and establish a process for prompt public disclosure upon the grant of any such waivers for directors or executive officers as may be required by any Regulatory Body.

Shareholder Proposals
14.

Review all shareholder proposals submitted to the Company (including any proposal relating to the nomination of a member of the Board as in the manner set forth in the Company's Corporate Governance Guidelines) and the timeliness of the submission thereof and recommend to the Board appropriate action on each such proposal.

General
15.

To the extent deemed appropriate by the Committee, engage outside counsel, service providers and/or independent consultants at the Company's expense to review, or assist with, any matter for which it is responsible and approve the terms of engagement and fees of any outside counsel and/or independent consultants and terminate any such engagement if necessary.

16.

Take such other actions regarding the Company's corporate governance that the Committee shall reasonably deem to be appropriate and in the best interests of the Company and its shareholders or as shall otherwise be required by any Regulatory Body.

C. COMMITTEE COMPOSITION AND PROCEDURES

       Independence Requirements

1.	Each Committee member shall meet any applicable independence requirements promulgated by any Regulatory Body.
Number of Members
2.

The Committee shall be comprised of a minimum of three members of the Board, provided, however, that if fewer than three independent directors sit on the Board, the Committee shall be comprised of such lesser number as the Board from time to time may designate.

Committee Member Appointment and Removal
3.

Members of the Committee shall be elected by the Board and shall serve until their successors shall be duly elected and qualified or until their earlier resignation or removal. Unless the Board elects a Chair, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

Committee Structure and Operations
4.	The Committee may delegate its authority to subcommittees as it deems appropriate.
Meetings of the Committee; Quorum
5.

The Committee shall meet as necessary, but at least annually, to enable it to fulfill its goals and responsibilities as set forth herein. A majority of the members of the Committee shall constitute a quorum for the transaction of business, and the action of a majority of those present, after determining a quorum, shall be the act of the Committee.

Committee Reporting to the Board
6.	The Committee shall report its findings to the Board and shall keep written minutes of its meetings, which shall be recorded and filed with the books and records of the Company.

Reporting Procedures for
Auditing and Accounting, Internal Control Matters
And Illegal or Unethical Behavior
And No Retaliation Policy Background

The Company is committed to preparing and disclosing full and fair financial statements and to providing a workplace conducive to open discussion of its business practices. After the adoption of the Sarbanes-Oxley Act and the proposal of significant changes to the listing requirements of The NADSAQ National Market, the Company has determined to formalize these commitments in the form of this policy along with a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of the Company (the "Code"). The purpose of this policy is to establish procedures for (1) the receipt, retention and treatment of reports ("Reports") received by the Company regarding accounting, internal accounting controls or auditing matters in connection with the Company, and of reports of any violations or potential violations of the Code or any laws or regulations, including without limitation, material violations of an applicable United States federal or state securities law, a material breach of fiduciary duty arising under United States federal or state law, or a similar material violation of any United States federal or state law by the Company or by any officer, director, employee or agent of the Company, and (2) the confidential, anonymous submission by Company officers and employees of concerns regarding questionable accounting or auditing matters or behavior that is questionable under the Code or the law, in each case, in connection with the Company ("Submissions").

Moreover, the purpose of this policy is to make it clear that Company policy is to comply with all applicable laws that protect employees against unlawful discrimination or retaliation by their employer as a result of their submitting any Reports or Submissions pursuant to this policy or their lawfully reporting information regarding, or their participating in, investigations involving corporate fraud or other violations by the Company or its agents of federal or state law.

Scope of Matters Covered by this Policy

These procedures relate to employee complaints relating to any questionable accounting or auditing matters, including, without limitation, fraud or deliberate errors, misrepresentation or false statements, deficiencies or noncompliance with Company's internal controls, or irregularities in or deviation from full and fair financial reporting. These procedures also relate to employee Reports relating to any questionable ethical or illegal behavior, including any behavior that has violated or may violate any law or the Code.

Report Procedures

1.

Officers and employees of the Company may make Reports and Submissions, on a Confidential or anonymous basis, to the General Counsel of the Company or directly to the Audit Committee or Nominating and Corporate Governance Committee of the Company.

	•	Communications to the General Counsel may be made via telephone, via email by interoffice mail, or by regular mail.

	•	Communications to the Audit Committee may be submitted to the Secretary of the corporation for distribution.

	•	Communications to the Nominating and Corporate Governance Committee may be submitted to the Secretary of the corporation for distribution.

2.

The identity of the person filing any Report or Submission made by telephone or email will be kept confidential to the fullest extent possible depending on the method of reporting, consistent with the need to conduct an adequate investigation; however, there can be no guarantee of anonymity with telephone or e-mail communications. Any Report or Submission submitted by interoffice mail or regular mail may be submitted anonymously. The substance of any Report or Submission and the investigation and proceedings resulting there from shall be kept confidential, consistent with the need to conduct an adequate investigation and take appropriate corrective action.

3.

Any Reports or Submissions should include specific information and facts so that a proper investigation can be made. This is particularly important if an anonymous Report or Submission is made as there will be no way to contact the author for additional information. Whenever possible, a Report or Submission should include the following: when and where the incident occurred; whether the issue or incident is ongoing; what the incident consisted of; who was/is involved in the incident (either by name, job title or both); and whether the issue or incident has been brought to the attention of anyone at the Company.

4.

In the event that an officer, director or employee of the Company receives any Report or Submission, they shall forward such Report or Submission promptly to the General Counsel and may also copy the Chair of the Audit Committee and/or Nominating and Corporate Governance Committee. Any Report or Submission regarding accounting, internal accounting controls or auditing matters will be brought to the attention of the Chair of the Audit Committee and the treatment or response to such Report or Submission shall be handled or supervised by the Audit Committee, as appropriate.

5.

The Chair of the Audit Committee and the Chair of the Nominating and Corporate Governance Committee shall report any Reports or Submissions that he/she receives to the other members of his/her Committee within a reasonable period of time, but in no event later than the next regularly scheduled meeting of the Committee and/or meeting of the Company's Board of Directors, whichever occurs first. The Chair shall also discuss such Reports and Submissions with the Company's independent auditors, General Counsel, outside Company counsel and/or independent counsel to the Committee, as appropriate. The person or persons directed by the Chair or the Committee to investigate a Report or Submission shall:

	•	evaluate the Report or Submission as to gravity and credibility;

	•	initiate an informal inquiry or a formal investigation with respect thereto;

	•	prepare a report of the results of such inquiry or investigation, including recommendations as to the disposition of such matter;

	•	make the results of such inquiry or investigation available to the Audit Committee or the Nominating and Corporate Governance Committee, as appropriate, for action (Including disciplinary action); and

	•	recommend changes to any Company policies or procedures necessary or desirable to prevent further similar violations or behaviors.

6.

The evaluation process followed and/or actions taken by the Audit Committee or Nominating and Corporate Governance Committee and the Company in response to a Report or Submission shall be documented in the records of the Committee and provided to the General Counsel. The General Counsel shall retain copies or records of all Reports and Submissions and all related documentation for a period of not less than six years from the end of the fiscal year during which such Reports or Submissions were received, the first two years in an easily accessible place. In no event shall any such copies or records be destroyed without the prior approval of (i) the Chair of the Audit Committee and (ii) General Counsel, independent counsel to the Audit Committee and/or counsel to the Company, as appropriate, after considering the effect and applicability of the provisions of 18 U.S.C., Chapter 73, Sections 1512(c) and 1519, as enacted pursuant to the Sarbanes-Oxley Act of 2002.

No Retaliation/Discrimination

7.	No employee shall be subject to disciplinary or retaliatory action by the Company or any of its employees or agents as a result of the employee's:

•

disclosing information to a government or law enforcement agency, where the employee has reasonable cause to believe that the information discloses a violation or possible violation of federal or state law or regulation; or

•

providing information, causing information to be provided, filing, causing to be filed, testifying, participating in a proceeding filed or about to be filed, or otherwise assisting in an investigation or proceeding regarding any conduct that the employee reasonably believes involves a violation of:

		(i)	a federal criminal law relating to securities fraud, mail fraud, bank fraud, or wire, radio or television fraud;

		(ii)	Any rule or regulation of the Securities and Exchange Commission; or

(iii)

Any provision of federal law relating to fraud against shareholders, where, with respect to investigations, such information or assistance is provided to or the investigation is being conducted by a federal regulatory agency, a member of Congress, or a person at the Company with supervisory or similar authority over the employee; or

		•	filing of a Report or Submission covered by the Sarbanes-Oxley Act for violation of items 7 (i), (ii) and (iii) above, in accordance with these Procedures or pursuant to the Code.

8.

Notwithstanding the foregoing, employees who file reports, Reports or Submissions or provide evidence which they know to be false or without reasonable belief in the truth and accuracy of such information will not be protected by the above policy statement and may be subject to disciplinary action. In addition, except to the extent required by law, the Company does not intend this Policy to protect employees who violate the confidentiality obligations with regard to the Company's proprietary and trade secret information. Employees considering providing information that may reveal Company proprietary or trade secret information are advised to consult with counsel.

9.

If any employee believes he or she has been subjected to any action that violates this Policy, he or she may file a complaint with his or her supervisor or the General Counsel. If it is determined that an employee has experienced any improper employment action in violation of this Policy, such employee will be entitled to appropriate corrective action.

Miscellaneous

10.

This policy will be distributed to all directors, officers and employees of the Company. Thereafter, this policy shall be made readily accessible to all directors, officers and employees of the Company. The Audit Committee and/or the Nominating and Corporate Governance Committee shall review the adequacy of this policy from time to time and shall consider and, to the extent deemed advisable or appropriate, recommend that the Board of Directors approve and adopt any amendment to this policy.

 Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Thomas Benson, C.P.A.
Certified Public Accountant
4599 Mistywood Drive
Okemos, MI 48864

We hereby consent to the use in Form 10-KSB of our report dated October 15, 2006 relating to the consolidated audited financial statements of Conversion Solutions Holdings Corp for its fiscal year ended June 30, 2006, which is incorporated by reference therein.

October 15, 2005

-S- Thomas Benson
____________________

THOMAS BENSON, C.P.A.

EXHIBIT 31.1

CERTIFICATION

I, Rufus Paul Harris, certify that:

1.	I have created this annual report on Form 10-KSB of Conversion Solutions Holdings Corp for the fiscal year ended June 30, 2006;

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

Date: October 15, 2006

By: /s/ Rufus Paul Harris
Rufus Paul Harris
Chief Executive Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the annual report on Form 10-KSB of Conversion Solutions Holdings Corp (the "Company") for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and principal financial and accounting officer of the Company hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.

Dated: October 15, 2006

By: /s/ Rufus Paul Harris
Rufus Paul Harris
Chief Executive Officer