Form 10KSB/A
period 2006-07-31
FURIA ORGANIZATION INC /DE/
filed 2006-10-17
CIK 757563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

Form 10-KSB/A

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

 THE SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2006 to June 30, 2006

Commission File Number: 000-13910

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

If you are a victim of fraud, you may have rights and remedies under state and federal law. You can get the disciplinary history of a salesperson or firm from the NASD at 1-800-289-9999, and additional information from your state securities official at the North American Securities Administrators Association's central number: (202) 737-0900. You may also contact the SEC with complaints at (202) 272-7440.

FURTHER INFORMATION

Generally, penny stock is a security that:

•

Is priced under five dollars;

•

Is not traded on a national stock exchange or on NASDAQ (the NASD's automated quotation system for actively traded stocks);

•

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

The Corporation hereby chooses option (c) to reset the Share value to an equivalent of $15.00 by issuing additional shares to each shareholder of record as of the close of business on October 16, 2006, the issuance date of the Reset shares is October 30, 2006 10 business days from the filing of this form 10-KSB.

The ratio of share issuance will use the following formula ($15.00 divided by the Actual Closing Price on October 16, 2006 (X) minus Actual Closing Price on October 16, 2006) (15 / X - X).

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

CONVERSION SOLUTIONS HOLDINGS CORP
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

CONVERSION SOLUTIONS HOLDINGS CORP
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

CONVERSION SOLUTIONS HOLDINGS CORP
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

CONVERSION SOLUTIONS HOLDINGS CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

Jerry Bivens  -- Executive Vice President

Mr. Bivens has a Masters of Education from University of Tennessee, and a Bachelor of Science from Tennessee Wesleyan College. His experience ranges from Director of Financial to Marketing Director for two publicly held companies. Mr. Bivens has taught at the United States Military Academy, WestPoint, University of Tennessee, Hiwassee College, and Tennessee Wesleyan College.

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

       At the present time, CSHD does not have any officer-director liability insurance although permitted by Delaware law. CSHD does have any indemnification agreement with all of its directors, officers, employees or agents. Please see ARTICLE XI- INDEMNIFICATION AND INSURANCE: Section 1. (a) RIGHT TO INDEMNIFICATION of the By-laws attached hereto as Exhibit 3.2 and incorporated herein by this reference.

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

ARTICLE II .SEAL

 Section 1.

The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware".

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

Section 5.       CONSENTIN LIEU OF MEETING: Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may betaken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. The Board of Directors may hold its meetings, and have an office or offices, outside of this state

Section 6.       CONFERENCETELEPHONE: One or more directors may participate in a meeting of the Board of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other; participation in this manner shall constitute presence in person at such meeting.

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

11. Produce an annual report on executive compensation for inclusion in the Company's proxy statement in accordance with applicable rules and regulations of the Regulatory Bodies

12. Oversee the Company's compliance with any rules promulgated by any Regulatory Body prohibiting loans to officers and directors of the Company; and

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