Form 10KSB/A
period 2006-07-31
FURIA ORGANIZATION INC /DE/
filed 2006-10-19
CIK 757563

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

All Filings of Furia, FrontHaul to the Securities Exchange Commission  are incorporated herein by this reference for History references.

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

On July 8, 2006, The FrontHaul Group, Inc., a Delaware corporation ("FHAL"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Conversion Solutions, Inc., a Delaware corporation ("CVSU").  The Operation of the Fronthaul Group, Inc. was discontinued and the reorganized corporation board of directors set a side $2,000,000 USD to cover any possible losses that may be incurred under the merger agreement.

Thomas Benson, C.P.A.
Certified Public Accountant
4599 Mistywood Drive
Okemos, MI 48864

Board of Directors
Conversion Solutions Holdings Corp.
A Development Stage Company
125 Townpark Drive, Suite 300
Kennesaw, GA 30144

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Conversion Solutions Holdings Corp

We have audited the accompanying balance sheet of Conversion Solutions Holdings Corp. as of June 30, 2006 and the related statements of operations, and stockholders' equity (deficit) and cash flows, for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conversion Solutions Holdings Corp. as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

-S- Thomas Benson
____________________

THOMAS BENSON, C.P.A.

September 28, 2006     Okemos, MI 48864

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

PART IV

Item 15

Exhibits, Financial Statement Schedules

The Following information is provided as required on forms 8-K or 8-K/A

A

Reports on 8-K or 8-K/A

8-K/A	[html][text] 500 KB	[Amend]Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act)	2006-09-29	000-13910 061118086
8-K	[html][text] 10 KB	Current report, item 1.01 Acc-no: 0001297077-06-000065 (34 Act)	2006-09-26	000-13910 061108886
8-K	[html][text] 118 KB	Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act)	2006-09-26	000-13910 061108179
8-K	[html][text] 13 KB	Current report, item 4.01 Acc-no: 0001297077-06-000061 (34 Act)	2006-09-08	000-13910 061081840
8-K	[html][text] 88 KB	Current report, item 1.01 Acc-no: 0001297077-06-000058 (34 Act)	2006-08-23	000-13910 061051438
8-K/A	[html][text] 446 KB	[Amend]Current report, item 2.01 Acc-no: 0001297077-06-000046 (34 Act)	2006-07-12	000-13910 06957052
8-K	[html][text] 445 KB	Current report, item 2.01 Acc-no: 0001297077-06-000045 (34 Act)	2006-07-12	000-13910 06956991

B

Exhibits

Exhibit Number	Description of Exhibit

3.1	The Certificate of Incorporation of CSHD and is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.2	The Bylaws of CSHD and is incorporated herein by this reference to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.3	The Charters of CSHD and is incorporated herein by to 8-K/A [html][text] 500 KB [Amend] Current report, item 2.01 Acc-no: 0001297077-06-000068 (34 Act).

3.4	Employment agreement of the Executive officers and is incorporated herein by this reference to 8-K [html][text] 118 KB Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act)

9.1	The Audited Financials of CSHD

10.	Material Contracts

10.1

2005 Stock Option, SAR and Stock Bonus Consultant Plan are hereby incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement of Furia (SEC File No. 333-127789) filed on August 23, 2005.

10.2

Contact with ViXio Technology, LLC, a Georgia corporation is incorporated herein by this reference to 8-K [html][text] 118 KB Current report, item 1.01 Acc-no: 0001297077-06-000064 (34 Act) also see Exhibit 3.4

10.3

Global Funding Agreement  252455779-08122006-LBH with the Humanitarian & Scientific World Foundation, LTD, a Georgia LTD Foundation is incorporated herein by this reference to 8-K [html][text] 88 KB Current report, item 1.01  Acc-no: 0001297077-06-000058 (34 Act) and reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

10.4

Global Funding Agreement 252455777 with the Caracas Group is incorporated herein by this reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

10.5

Annex to Global Funding Agreement 252455777 with the Caracas Group is incorporated herein by this reference to Deeded Documentation filed with The Superior Court of Bartow County State of Georgia reference name “Conversion Solutions Holdings Corp” www.gsccca.org

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

Section 8.       RESIGNATIONAND REMOVAL: Any director may resign at any time by giving notice to another Board member, the President or the Secretary of the corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board or by such officer and the acceptance of such resignation shall not be necessary to make it effective. Any director may be removed with or without cause at any time by the affirmative vote of shareholders holding of record in the aggregate at least a majority of the outstanding shares of the corporation at a special meeting of the shareholders called for that purpose, and may be removed for cause by action of the Board.

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

EXHIBIT 3.4

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

September 22, 2006
---------------------------------
Date of Report
(Date of Earliest Event Reported)

Conversion Solutions Holdings Corp.
------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

125 Town Park Drive Suite 300 Kennesaw, GA 30144
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(770) 420-8270
--------------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
------------------------------------------------------------------------------
(Former name and former address, if changed since last report)

Delaware	000-13910	43-2109079
---------------	------------	-------------------
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File Number)	Identification No.)

Item 1.01     Entry into a Material Definitive Agreement

The Corporation has engaged in an initial Statement of Work with ViXio Technology, LLC, a Georgia corporation to perform detailed corporate responsibilities to include a perpetual financial web system for the accounting department to allow the corporation the abilities to track in Real time all subsidiaries financials eliminating any possible surprises.

Item 3.03     Material Modification to Rights of Security Holders

The corporation has placed an Administrated Hold on all pre-merger restricted securities pending further review of issue verbiage and conversion provision in the securities restrictions.

Item 5.02     Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On September 21, 2006 the Board of Directors removed Dr. Thomas Mensah for questionable activities to include possible securities Fraud. The Board of directors appointed Ben Stanley COO to handle the gathering of affidavits and the required documentation to complete an internal investigation for prosecution.

The Board of Directors has appointed Ms Sabra Dabbs to the position of Corporate Secretary (Board position with voting rights).

Ms. Sabra Dabbs has been added to the Board of Directors as Corporation Secretary and Executive Vice President of Investments of Conversion Solutions Holding Corp. Ms. Dabbs is active in global asset management, investments, finance, business development and development of corporate infrastructure. Her experience includes more than twenty years in management; nine years of finance, mergers, and acquisitions; and five years in international business development and negotiations at the highest levels. She has first hand experience in emerging markets in the Far East, Latin America, and the Eastern Europe. Ms. Dabbs' business career has included ownership of several companies within the United States and internationally covering a spectrum of interests within Corporate Management, Financial Advisory, Project Funding and Information Technology.

The Board of Directors appointed Mr. Mitchell Sepaniak to the position of Executive Vice President of Operations.

Mr. Mitchell Sepaniak has over 25years of experience at the Executive management level with WebMD, ADP, National Data Corporation, Ciba, and Bausch & Lomb. Most recently he was the CEO of Weida Corporation.

Item 9.01     Financial Statements and Exhibits

(d) Exhibits:

10.1     Press Release September 21, 2006

10.2     SOW agreement with ViXio Technology, LLC

10.3     Employment agreement with Ms. Sabra Dabbs

10.4     Employment agreement with Mr.

Date:	September 22, 2006	Conversion Solutions Holdings Corp.
a Delaware corporation

By: /s/ Rufus Paul Harris
Rufus Paul Harris, Chief Executive Officer

Exhibit 10.1

Conversion Solutions Holdings Corp announces results of Emergency Board meeting of AISS and additions to BOD and Infrastructure

KENNESAW, Ga., September 21, 2006-- Conversion Solutions Holdings Corp (OTC BB: CSHD), a Delaware Corporation announces the following current events have taken place.

CSHD would like to announce that during an Emergency Board meeting called for the Joint Venture Corporation of American International Smart Structure it was voted and resolved to remove Dr. Thomas Mensah as President and CEO of AISS and to offer a share swap transaction to all Georgia Aerospace shareholders.

Notice: To all Georgia Aerospace shareholders please contact Mitchell Sepaniak at 770-420-8270 Extension 2382 to arrange a share swap transaction for CSHD.

"This is a regretful situation but necessary, AISS is a JV corporation of CSHD and will continue to be so. We will escrow the funds for the project and proceed forward after the appointment of a new Board of Directors and Officers" stated Rufus Paul Harris CEO.

CSHD would also like to announce the addition of Sabra Dabbs and Mitchell Sepaniak to our team of professionals.

Ms. Sabra Dabbs has been added to the Board of Directors as Corporation Secretary and Executive Vice President of Global Investments of Conversion Solutions Holding Corp. Ms. Dabbs is active in global asset management, investments, finance, business development and development of corporate infrastructure. Her experience includes more than twenty years in management; nine years of finance, mergers, and acquisitions; and five years in international business development and negotiations at the highest levels. She has first hand experience in emerging markets in the Far East, Latin America, and the Eastern Europe. Ms. Dabbs' business career has included ownership of several companies within the United States and Internationally covering a spectrum of interests within Corporate Management, Financial Advisory, Project Funding and Information Technology.

Mr. Mitchell Sepaniak has over 25years of experience at the Executive management level with WebMD, ADP, National Data Corporation, Ciba, and Bausch & Lomb. Most recently he was the CEO of Weida Corporation.

"Mitchell brings to CSHC experience in creating strategies and managing multi national companies, a rich leadership background in blue chip, mid-size and start up firms. His success in building companies, products, and brands, through organic and business development means will greatly enhance our success with each investment project"; stated Sabra Dabbs EVP.

"Ms Dabbs and Mr. Sepaniak are a wonderful addition to our team; their abilities to resolve issues in an expedient manner is nothing short of amazing." stated Rufus Paul Harris.

About Conversion Solutions Holdings Corp

CSHD is a diversified holdings corporation, which was formed to originate, fund and source funding for asset-based transactions in the private market. CSHD's main service will be to acquire, fund and provide insurance to target companies in the currently underserved $15,000,000 to $100,000,000 asset finance market. Our funding will enable our businesses to compete more effectively, improve operations and increase value. CSHD is headquartered in Kennesaw, Georgia, a suburb of Atlanta. For more information, please visit us at (www,cvsu,us)

Contact:	Conversion Solutions Holdings Corp
770-420-8270
Ben Stanley - Ext. 2383
Rufus Harris - Ext.2384
Sabra Dabbs - Ext.2385
Mitch Sepaniak - Ext.-2382

Exhibit 10.2

A Comprehensive Business & Technology Solution
For
Conversion Solutions Holding Corporation

Statement of Work # VX-01
Fixed Cost Contract

This Statement of Work ("SoW"), dated the ____ day of September, 2006, (the "Effective Date") is attached to and made a part of the Master Services Agreement, effective September ____, 2006 ("Agreement"), by and between ViXio Technology, LLC, a Georgia corporation ("Seller") and Conversion Solutions Holding Corporation, a Georgia corporation ("Buyer"). All defined terms used herein shall have the meaning ascribed to such terms as set forth in the Agreement unless otherwise defined herein.

       1.     Description of Services and Deliverables:

Seller is being engaged to provide the following technology services.

?

Identify and Hire an IT Director

Vixio will present to CSHC/CVSU two screened candidates for the position of IT director. Each candidate will be very versed in IT infrastructure and IT applications. This position will be the primary driver for all IT related initiatives at CSHC/CVSU and its subsidiaries and/or affiliates. The IT Director will have the experience to implement cost effective solutions to support the business needs of CSHC/CVSU and its subsidiaries.

Our research reveals that the annual salary of most IT managers is in the range of $175,000 to $200,000 and that will be our recommendation.

We have identified the two candidates and will provide resumes upon request.

ViXio's fees: 15% of the minimum salary ($26,250.00)

?

Identify and Hire a Process Manager/Documentation writer

Vixio will identify and present candidates for this position. Our focus will be on strong candidates with strength in Program and Project management experience with depth and functional experience in financial applications. The candidates will have a focus on business process driven for performance optimization. These candidates will work with CSHC/CVSU designated senior management, IT director and the different subsidiaries to define and document the business process requirements and process flows.

Our research also reveals that the annual salary for this position will be in the low six figures. We anticipate a salary designation of $90,000 to $120,000 will be appropriate.

ViXio's fees: 15% of the minimum salary ($13,500.00)

?

Software Selection and Procurement:

ViXio Technology is of the opinion that the Oracle eBusiness suite of products should be the product of choice for CSHC/CVSU because of the maturity of Oracle financial products and also the ability to easily customize it. More importantly the ability to scale as the organizational requirements grows. We recommend the following Oracle applications/modules:

?

Financial Consolidation Hub

?

Balanced Scorecard

?

Business Intelligence solution

?

Oracle profitability Manager

Financial Consolidation Hub:

Oracle Financial Consolidation Hub brings together financial data from disparate sources to create a single, global view of financial information across the entire enterprise. By providing one consistent view of your enterprise's financial position across complex organizational boundaries, you can strengthen confidence in your financial results and controls, adapt to changing business conditions, and establish a basis for ongoing, enterprise-wide performance management. This will provide real-time consolidation between CSHC/CVSU and its subsidiaries and/or affiliates.

?

Compliance-Driven Consolidation, Reporting and Analysis

Oracle Financial Consolidation Hub is a key component of the Oracle Corporate Performance Management family of applications, and integrates with Oracle General Ledger, Enterprise Planning and Budgeting, and Internal Controls Manager for a complete financial control and reporting solution.

       Oracle Financial Consolidation Hub Lets You:

?

Strengthen Confidence in Financial Results and Controls
Tight integration between financial reporting and compliance certification processes will help you meet accelerated reporting deadlines and expanded disclosure requirements-with confidence.

?

Quickly Adapt to Dynamic and Complex Business Conditions
An open architecture that rationalizes data from disparate systems into a single, actionable source of truth will allow you to adapt to changing business requirements - quickly and seamlessly.

?

Provide a Basis for Enterprise-Wide Performance Management
A unified analytic platform will provide a foundation for evaluating business strategies, and aligning strategies with operational plans.

Balanced Scorecard:

Oracle Balanced Scorecard aligns management actions with corporate strategy by placing key performance indicators on managers' desktops. Custom, graphical scorecards display performance results and let users click on any indicator to perform more detailed analysis. Users can also navigate to any related function of the system to take corrective action as necessary. As a result, managers clearly see how their decisions impact both their direct area of responsibility and overall organizational strategy.

       Oracle Balanced Scorecard Lets You:

?

Monitor Achievement
Compare performance against industry peers, internal plans or budgets, historical data, and more. Analyze performance by business unit, product, geography, sales channel, and more.

?

Enable Strategic Feedback
Enable employees to collaborate on root cause analysis and corrective action plans. Capture feedback automatically in a knowledge repository to support organizational learning.

?

Integrate with Oracle Daily Business Intelligence
Draw on more than 250 pre-built KPIs on custom dashboards and drill-down reports. Speed implementation and reporting with KPIs that are already mapped to E-Business Suite tables.

?

Ensure Security
Enable users to view specific scorecards, reports, and data according to their role. Control the level of detail at which scorecards and reports are delivered.

?

Speed Implementation
Create scorecards and reports via design tools with intuitive flows. Enable multiple users to develop scorecards and reports concurrently. Enable phased deployments.

Daily Business Intelligence Solution:

Oracle Daily Business Intelligence for Financials is a pre-built decision support system for Oracle Financial applications. Daily Business Intelligence for Financials will allow CSHC/CVSU to continually improve daily processes in your business; with easy-to-use pre-built intelligence reports and Oracle discover workbooks.

       Benefits

?

Track enterprise wide capital investments

?

Monitor cash flows, positions, and net positions from a Web browser

?

Manage projects with crucial cost revenue, budget and margin data

Oracle Profitability Manager:

Oracle Profitability Manager integrates the functionality of Oracle Performance Analyzer and Oracle Activity-Based Management applications into a single, comprehensive, flexible solution for the calculation, analysis, and reporting of profitability-across industries and methodologies. Going beyond traditional cost allocation, it delivers multi-dimensional analysis capabilities, including profitability by customer, product, sales channel, and more.

Benefits

?

Multi-dimensional model allows analysis and reporting of profitability along any dimension including subsidiaries, products, channels, segments, and even individual customers

?

Open to any methodology for any industry, including sophisticated Activity-Based costing methods

?

Calculate customer profitability, adjusted for risk, and prioritize customers by value

?

Built on the scalable Oracle database and Oracle E-Business Suite applications framework, Oracle Profitability Manager accepts data from multiple sources

?

Provides confidence in your results by being able to reconcile inputs back to source systems

?

Rich reporting and analysis, with built in Oracle Discoverer reports

?

Oracle's open-standards-based approach allows third party tool integration

Oracle Forecasting Module

?

Specify Software & Hardware Costs;

We estimate the software and hardware costs for this recommendation to be about $250,000. This will be validated when we have a detailed understanding of the business requirements and also the extent of integration work to be done between CSHC/CVSU and subsidiaries/affiliates systems.

?

Consulting role: Writing the software implementation/customization specifications

ViXio Technology will provide to CSHC/CVSU two business analysts that are versed in Oracle financials implementation projects. Our business analysts will start with understanding your exact and detailed requirements, current applications being used at your subsidiaries/affiliates and conducting a 'gap analysis' between your detailed business requirements, current applications being used at your subsidiaries/affiliates and the Oracle financial applications listed above. This gap analysis will identify the exact customizations needed to be developed and implemented to create a final, functional and user-friendly system and application that will address the business needs and requirements of CSHC/CVSU.

We anticipate this phase to be dependent on the number of subsidiaries/affiliates. This proposal is on the assumption that we will initially build a prototype to include two subsidiaries. All additional subsidiaries/affiliates will be estimated separately in a separate proposal. The final deliverable will be blueprint/specifications for the implementation team and developers to use to design and customize the applications and a comprehensive Project Plan.

ViXio's fees: $115,200 (2 Business Analysts Consultants for 3 months at 40 hours per week and $120 per hour)

?

Program Management Consulting by ViXio Technology:

ViXio Technology will provide a Program Manager for the duration and lifecycle of this project. We cannot at this time determine the timeframe for the project until the Gap Analysis phase is completed and a comprehensive project plan is in place.

Our Program Managers are astute professionals with incredible depth and experience in Project and Program Management and also extensive experience in delivering projects on time and within budget.

ViXio's fees: $150 per hour (Approximately $85,000)

Statement of Work Details:

2.     Location for Services and Deliverables: Work for the SOW will be completed at Atlanta metropolitan area and CSHC will refund and compensate Vixio Technology for any travel expenses incurred on this project as a result of traveling outside of the Atlanta area.

3.     Timetable: Timetable for completion of the SOW will be approximately 3 months as indicated in the corresponding proposal.

4.     Compensation:

a.     Services: The estimated cost of this phase of the project and SOW is $554,950.

Billings will be based on the following schedule:

?

25% of non hardware/software costs ($76,237.50) to initiate project

?

25% of non hardware/software costs ($76,237.50) to be paid Vixio 3 weeks after project has been initiated

?

Full Payment of Oracle Software and hardware to enable ViXio procure such (estimated at $250,000)

?

ViXio will bill CSHC weekly for the Vixio resources working on the project as designated in the proposal titled: "A Comprehensive and Technology Proposal", not to exceed the balance of $152,475.00

b.     Expenses: It is expected that the development work can be accomplished at Vixio's offices or CSHC offices at Atlanta, GA. Therefore, expenses are not expected for the completion of this SOW. Should travel be required and authorized by CSHC in writing, CSHC will reimburse ViXio for the actual cost of reasonable expenses incurred by ViXio in the performance of services for CSHC.

Agreed to and Accepted by the Parties:

ViXio Technology, LLC.	Conversion Solutions Holding Corporation

By:______________________________	By:______________________________
Name:___________________________	Name:___________________________
Title:____________________________	Title:____________________________

EXHIBIT A

CHANGE ORDER NO. _____
TO SOW NO._____

       This CHANGE ORDER ("CO") is dated the ________ day of ______________, 2006, and is attached to and made a part of SoW No.________, with an effective date of __________ __, 2006, by and between Conversion Solutions Holding Corporation ("Buyer") and ViXio Technology ("Provider"). This Change Order modifies, amends, changes and/or supplements SoW No. _____, [which has been previously modified by Change Order No(s). _____, _____ and ______,] as follows:

       Except as modified, amended or supplemented by this Change Order or Change Order No(s). ____, ____, and _____, SoW No. _____ remains in full force and effect.

Agreed to and Accepted by the Parties:

ViXio Technology, LLC.	Conversion Solutions Holding Corporation

By:______________________________	By:______________________________
Name:___________________________	Name:___________________________
(print name)	(print name)
Title:____________________________	Title:____________________________

Exhibit 10.3

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (this "Agreement") effective as of ______ , 2006, (the "Commencement Date") by and between Conversion Solutions Holdings Corp, a diversified holdings corporation, 125 Town Park Drive, Suite 300, Kennesaw, GA 30144 (hereinafter the "Company" and/or "Employer" and/or "CVSU") and Sabra Dabbs, 3933 Pinehurst Way, Duluth, GA 30096 (hereinafter the "Executive" and/or "Employee" and/or "SB").

The parties hereto wish to enter into an employment agreement on the terms and conditions set forth below. As an inducement to render services and superior performance to Employer, Employee and Employer, in consideration of the premises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

       1.     Term. The Executive's employment under this Agreement shall commence on the Commencement Date and shall end, unless terminated earlier pursuant to Section 4, at the close of business on January 16, 2009 (the "Term"). The Company shall notify the Executive in writing at least 12 months prior to the expiration of the initial term or extended term, as the case may be, if it does not intend to extend the Agreement. In the absence of such notification, this Agreement shall automatically extend for an additional 12 months from the date of expiration of the term then in effect.

       2.     Title, Duties and Authority. The Executive shall serve as Senior Vice President of Global Operations of the Company, and shall have such responsibilities and duties (consistent with the Executive's position) as may from time to time be assigned to the Executive by the board of directors of the Company (the "Board"), and shall have all of the powers and duties usually incident to such offices. In addition, throughout the Term, the Executive shall serve as a member of the Board. The Executive shall devote substantially all of her working time and efforts to the business and affairs of the Company, except for vacations, illness and incapacity. The Executive may serve on the boards of directors of non-public companies and charitable organizations and may devote reasonable time to charitable and civic organizations, in all cases, provided however, that the performance of her duties and responsibilities on such boards and in such service does not interfere substantially with the performance of her duties and responsibilities under this Agreement. Executive shall have co-signature authority over Funding Agreement Number: 252455780-03152006 and any other deal procured by executive. Executive will have co-signature authority on any offshore accounts, Euroclear accounts and any other agreements or bank accounts in relation to this transaction. Executive shall have hiring authority for and on behalf of "Company".

Upon the terms and subject to the conditions contained in this Agreement, Employee agrees to provide full-time services for Employer during the term of this Agreement and to follow and abide with all applicable Corporate charters. Executive agrees to devote her best efforts to the business of Employer, and shall perform her duties in a diligent, trustworthy, and business-like manner, all for the purpose of advancing the business of Employer Executive's duties shall include global business development, funding origination, asset management, and financial analysis.

Employee's duties may, from time to time, be changed or modified at the discretion of the Board, subject to the terms of this Agreement.

       3.     Compensation and Benefits.

             (a)     Base Salary. During the Term, the Company shall pay the Executive a salary ("Base Salary") at the rate of Three Hundred Fifty Thousand 00/100 Dollars ($350,000) per annum, payable in accordance with the Company's regular payroll practices.

             (b)     Shares.      Executive shall receive an amount of shares equal to the greater of 9,000,000 or the amount held and, or obtained by Company's Chief Executive Officer and Chief Operating Officer, which are currently Rufus P. Harris and Benjamin F. Stanley respectively, in this Company, and/or any derivative that can be directly traced to Company.

       Bonus.   Executive shall receive an annual bonus for each year during the term of this Agreement equal to 2% of earnings before interest, depreciation taxes and amortization ("EBIDTA") in that year. The bonus will be paid quarterly on 1% of EBIDTA during the year which amounts will be credited against the final annual payment of 2% of EBIDTA.

This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributes, devises and legatees. If Employee should die while any amounts would still be payable to her hereunder if she had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to her devisee, legatee, or other designee, or, if there be no such designee, to her estate.

             (c)     Employee Benefits. No benefit or perquisite provided to Employee shall be deemed to be in lieu of base salary or other compensation.  Employee shall be entitled to participate in the employee benefit programs generally available to employees of Employer, and to all normal perquisites provided to senior executive officers of Employer and all such benefits and perquisites shall be consistent with those customarily received.

       The Executive shall be entitled to participate in the Company's employee health and dental benefits plan during the Term, as such plan may be in effect from time to time. Or, Employee may keep health and/or dental plan(s) that Employee may already have in place at the expense of the Company.

       The Company shall provide the Executive with a term life insurance policy with the death benefit equal to a three times the Executive's salary and to include conversion rights to an individual policy which may be exercised for the least 60 days after termination of employment.

       The Company shall provide the Executive with a disability insurance which will provide a monthly benefit of at least two thirds of Executive's salary during the period of disability to age 65 and to include conversion rights to an individual policy which may be exercised for at least 60 days after termination of employment.

       The Company shall at all times maintain paid up directors and officers insurance consistent with commercially reasonable standards commensurate with any likely risk associated with the Company according to its size, business, practices, and or policies.

             (d)     Expenses. The Executive shall be entitled to receive prompt reimbursement of her expenses incurred in the performance of her employment hereunder upon her submission to the Company of reasonable and customary expense claims to the Company, in accordance with the Company's procedures for expense reimbursement. Executive shall also be given a corporate and personal credit card for work related purposes.

CVSU will bear all costs pertaining to this Agreement.

             (e)     Fees. Each party shall have full control over its proposed fees for services to be rendered on each of the projects.

No party shall make decisions or statements to a third party in regard to the other party's project responsibilities to include, but not limited to, fees unless it is agreed upon and with written consent.

             (f)     Vacations. The Executive shall be entitled to four (4) weeks paid vacation during the Term with no right to carry over unused days.

             (g)      Automobile Allowance. During the term of this Agreement, Employer shall provide to Employee an automobile (up to $100,000.00) or pay the Employee an automobile allowance of at least $8,333.33 per month. Except for this automobile allowance, the Employer shall not be obligated to pay any other expenditure with respect to the ownership, operations, insurance or maintenance of the Employee's automobile. The Employee shall procure and maintain in force automobile liability insurance on such automobile with comprehensive coverage with extended coverage, collision coverage for the actual cash value of the vehicle with no more than a Five Hundred and 00/100 Dollars ($500) deductible and for bodily injury, death, or property damage in limits no less than one million and 00/100 Dollars ($1,000,000) for property damage and one million and 00/100 Dollars ($1,000,000) for public liability.

       4.     Termination. The Executive's employment hereunder with the Company may be terminated under the following circumstances:

Death or Disability. If the Executive shall die or become disabled during the Term, the Company may terminate the Executive's employment hereunder for death or "Disability," as applicable. For purposes of this Agreement, the Executive's "Disability" shall be determined in the sole discretion of the Board.

              (a)     Cause. The Company may terminate the Executive's employment hereunder for Cause. For purposes of this Agreement, the Company shall have "Cause" to terminate the Executive's employment hereunder upon:

                   (i)     the willful failure by the Executive to substantially perform the Executive's duties hereunder (other than any such failure resulting from the Executive's Disability which shall be subject to the provisions of Section 4(a));

                   (ii)     the willful violation by the Executive of any of the Executive's material obligations hereunder;

                   (iii)     the willful engaging by the Executive in misconduct which is materially injurious to the business or reputation of the Company or any of its affiliates; or

                   (iv)     the Executive's conviction of a felony.

Notwithstanding the foregoing, the Executive shall not be terminated for Cause without:

             (b)     delivery of a written notice to the Executive setting forth the reasons for the Company's intention to terminate the Executive's employment hereunder for Cause;

             (c)     the failure of the Executive to cure the nonperformance, violation or misconduct described in the notice referred to in clause (A) of this paragraph, if cure thereof is possible, to the reasonable satisfaction of the Board, within fifteen (15) days of the Executive's receipt of such notice; and

             (d)     an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board.

       For the purposes of this Agreement, no act, or failure to act, on the part of the Employee shall be deemed " willful " unless done, or omitted to be done, by the Employee not in good faith and without reasonable belief that her action or omission was in the best interest of Employer. Notwithstanding the foregoing the Employee shall not be deemed to have been terminated for Cause hereunder unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the members of the Board then in office at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with his counsel to be heard before the Board), finding that in the good faith opinion of the Board the Employee had committed an act set forth above in this Section 8(b) and specifying the particulars thereof in detail. Nothing herein shall limit the right of the Employee or his beneficiaries to contest the validity or propriety of any such determination.

             (e)     Termination Without Cause. The Company may terminate the Executive's employment hereunder without Cause, consistent with paragraph 5 (c). Any termination for any reason that does not constitute "Cause" as defined above, is a termination Without Cause.

             (f)     Resignation for Good Reason. The Executive may terminate the Executive's employment hereunder by resignation for Good Reason.

For purposes of this Agreement, the Executive shall have "Good Reason" to resign the Executive's employment hereunder upon:

                   I.     the willful failure by the Company to substantially perform its obligations hereunder;

                   II.     a substantial and adverse change in Executive's status, responsibilities, compensation, reporting relationships or geographic assignments.

                   III.     the commission by Company of Corporate misconduct which is materially injurious to the business or reputation of the Executive;

                   IV.     a request that the Executive participate or facilitate any conduct which would violate any laws or regulations applicable to the Company or the Executive.

                   V.     Notification by the Company that it does not intend to renew the Agreement; or

                   VI.     A change in control whether by merger, affiliation or consolidation of the majority of the voting stock in the Company or the sale, transfer, lease or exchange of substantially all of the assets of the Company.

Notwithstanding the foregoing, the Executive shall not resign for Good Reason without:

             (a)     delivery of a written notice to the Company setting forth the reasons for the Executive 's intention to resign for Good Recent ;

             (b)     the failure of the Company to cure the nonperformance, violation or misconduct described in the notice referred to in clause (A) of this paragraph, if cure thereof is possible, to the reasonable satisfaction of the Executive, within fifteen (15) days of the Board 's receipt of such notice; and

             (c)     Resignation Without Good Reason. The Executive may terminate employment hereunder by resignation Without Good Reason. Any resignation for any reason that does not constitute "Good Reason" as defined above, is a resignation Without Good Reason.

       5.     Compensation upon Termination.

             (a)     Death or Disability. If the Executive's employment with the Company hereunder is terminated on account of the Executive's death or Disability pursuant to Section 4(a), the Company shall as soon as practicable pay to the Executive or the Executive's estate, as applicable, or as may be directed by the legal representatives of the Executive or the Executive's estate, as applicable, any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through the date of the Executive's death or termination for Disability, as applicable. Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

       Any termination hereunder shall not affect the accrued rights and obligations of the parties, including but not limited to, the Parties' respective obligations with regard to exclusively, business opportunities and confidentiality.

             (b)     By the Company for Cause or By the Executive Without Good Reason. If the Executive's employment with the Company hereunder is terminated by the Company for Cause pursuant to Section 4(b) or by the Executive without Good Reason pursuant to Section 4(d), the Company shall as soon as practicable pay the Executive any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through the Executive's date of termination. Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

              (c)     Termination By the Company Without Cause Or Resignation By The Executive With Good Reason. If the Company shall terminate the Executive's employment hereunder Without Cause pursuant to Section 4(c), or if the Executive shall resign employment hereunder for Good Reason then the Company shall:

                   (i)     as soon as practicable pay the Executive any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through his date of termination, and to and in the same manner;

                   (ii)     continue to pay the Executive his Base Salary and/or stock options and/or other compensation, including fringe benefits, in effect as of Executive's date of termination for the greater of the then remainder of the Term or one (1) year at the times such payments would otherwise have been made under Section 3(a); and

Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

       6.     Restrictive Covenant.

             (a)     Reasonable Covenant. It is expressly understood by and between the Company and the Executive that the covenants contained in Section 6(b) are an essential element of this Agreement and that but for the agreement by the Executive to comply with such covenants and thereby not to diminish the value of the organization and goodwill of the Company or any affiliate or subsidiary of the Company, including relations with their employees, clients, customers and accounts, the Company would not enter into this Agreement. The Executive has independently consulted with his legal counsel and after such consultation agrees that such covenants are reasonable and proper.

             (b)     Nondisclosure of Confidential Information. The Executive shall keep secret and confidential and shall not disclose to any third party in any fashion or for any purpose whatsoever, any information regarding this Agreement, or any other information regarding the Company or its affiliates or subsidiaries which is not available to the general public, and/or not generally known outside the Company or any such affiliate or subsidiary, to which she has or shall have had access at any time during the course of her employment with the Company, including, without limitation, any information relating to the Company's (and its affiliates' or subsidiaries'):

                   (i)     business, operations, plans, strategies, prospects or objectives;

                   (ii)     products, technologies, processes, specifications, research and development operations and plans;

                   (iii)     customers and customer lists;

                   (iv)     distribution, sales, service, support and marketing practices and operations;

                   (v)     financial condition and results of operations;

                   (vi)     operational strengths and weaknesses; and

                   (vii)     personnel and compensation policies and procedures.

This restriction shall be effective during the Executive's employment, and for one year thereafter. These obligations shall not be in lieu of Executives legal obligations including those under the Georgia Trade Secrets Act of 1990. Notwithstanding the foregoing provisions of this Section 6, the Executive may discuss this Agreement with the members of her immediate family and with her personal legal counsel and tax advisors and may disclose the existence of her employment with the Company to any third party.

             (c)     Non-Compete, Non-Circumvent, Non-Exclusive. All parties will retain ownership of each customer it introduced to CVSU. Any new customer acquired as a result of this agreement will be considered as the property of the Agreement. All parties will not compete and circumvent each other and offer each other's customers the same products and services from the other company. All parties will have the right to continue doing its business with the other companies outside of this Agreement, so long as such business does not compete, directly and/or indirectly with Company and/or breach the Executive's fiduciary obligation to Company. Any public representation of another party's products and services will have to be approved by all parties in writing. The parties agree to procure the compliance by their affiliates with this section.

             (d)     Specific Performance. Without intending to limit the remedies available to the Company or its affiliates or subsidiaries, the Executive hereby agrees that damages at law would be an insufficient remedy to the Company or its affiliates or subsidiaries in the event that the Executive violates any of the provisions of this Section 6, and that, in addition to money damages, the Company or its affiliates or subsidiaries may apply for and, upon the requisite showing, have injunctive relief in any court of competent jurisdiction to restrain the breach or threatened breach of or otherwise to specifically enforce the covenant contained in Section 6 (b).

       7.     Authority. No party has any authority whatsoever to assume, represent or create any obligation on behalf of any other Party without such other Party's express written consent.

       8.     Successors. This Agreement cannot be assigned by any of the parties hereto without the prior written consent of the other party hereto, except that it shall be binding automatically on any successors and assigns of all or substantially all of the business and/or assets of the Company (whether direct or indirect, by purchase, merger, consolidation or otherwise).

       9.     Arbitration. Except as provided in Section 6(c), all controversies, claims or disputes arising out of or relating to this Agreement shall be settled by binding arbitration in Atlanta, Georgia under the rules of the American Arbitration Association, as the sole and exclusive remedy of either party, and judgment upon such award rendered by the arbitrators(s) may be entered in any court of competent jurisdiction. The costs of arbitration shall be borne by each respective party unless otherwise determined by the arbitrators in their discretion due to unreasonable claims or defenses..

       10.     Assistance in Litigation. Employee shall make herself reasonably available, upon the request of Employer, to testify or otherwise assist in litigation, arbitration, or other disputes involving Employer, or any of the directors, officers, employees, subsidiaries, or parent corporations of either, at no additional cost during the term of this Agreement and at any time following the termination of this Agreement; provided, however, that following termination of this Agreement Employer shall be paid One Thousand and 00/100 Dollars ($1,000) per day or portion thereof, plus all associated out-of-pocket expenses.

       11.     Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Georgia without regard to conflicts of law principles. All documents and evidence shall be in English.

       12.     Amendments. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officers of the Company as may be specifically designated for such purpose by the Board.

       13.     Indemnification. In addition to indemnity rights Executive is allowed by the fullest extent of the law, the Company shall indemnify Executive, unless expressly prohibited by applicable law, against all losses, claims, damages, liabilities and costs incurred by Executive in connection with any action or proceeding to which he is or may be made a party by reason of his being or having been a director, officer or employee of the Company (except a proceeding brought by the Company to enforce its rights pursuant to this Agreement), including payment of reasonable legal fees and expenses incurred by Executive in advance of the Final Disposition; provided that the Company shall not be liable for losses, claims, damages, liabilities arising out of Executive's willful misconduct (willful misconduct does not include Executive's acts or omissions resulting from a good faith believe that they were in the Company's best interests). "Final Disposition" means an order, judgment or ruling entered by a state or federal court or other tribunal located in United States that has not been reversed, stayed, modified or amended, to which there are no further appeal rights. In any matter brought or threatened against Executive to which indemnity may be sought against the Company, Executive shall notify the Company in writing of the matter. Executive has the right to designate separate counsel reasonably acceptable to the Company and the right to direct and supervise his defense.

       14.     Entire Agreement. This Agreement sets forth the entire agreement of the parties hereto with respect to employment and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto regarding employment.

       This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original (better stated as "duplicate originals) , but all of which shall together constitute one in the same Agreement.

       15.     Survival. The obligations of the parties hereto contained in Sections 5, 6 and 8 shall survive the termination of this Agreement.

       16.     Severability. In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any other respect, such invalidity, and illegality or unenforceability shall not affect any other provision of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been a part of the Agreement and there shall be deemed substituted therefore such other provision as will most nearly accomplish the intent of the parties to the extent permitted by the applicable law. In case this Agreement, or anyone or more of its provisions, shall be held to be invalid, illegal or unenforceable within any governmental jurisdiction or subdivision.

       17.     Captions. The captions of this Agreement are inserted for convenience and are not part of the Agreement.

       18.      Notices. Any notice or communication required or permitted to be given to the parties shall be delivered personally (and signed for by the appropriate office personnel) or sent by United States registered or certified mail, postage prepaid and return receipt requested, and addressed or delivered as follows, or to such other address as the party addressed may have substituted by written notice pursuant to this Section.

(a)	If to Employer:
Conversion Solutions Holdings Corp
125 TownPark Drive, Suite 300
Kennesaw, Georgia 30144
ATTENTION: Rufus Harris
(b)	If to Employee:
Sabra Dabbs
3933 Pinehurst Way
Duluth, Georgia 30096

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

ACCEPTED AND AGREED AS OF THE DATE OF THIS CONTRACT:

CONVERSION SOLUTIONS HOLDINGS CORP

By:
____________________________
Name: Rufus Paul Harris
Title: CEO

_____________________________
SABRA DABBS
Vice President - Global Operations.

Exhibit 10.4

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (this "Agreement") effective as of __________, 2006, (the "Commencement Date") by and between Conversion Solutions Holdings Corp, a diversified holdings corporation, 125 TownPark Drive, Suite 300, Kennesaw, GA 30144 (hereinafter the "Company" and/or "Employer" and/or "CVSU") and Mitchell J. Sepaniak, 720 Elder Down Court Alpharetta, GA 30022 (hereinafter the "Executive" and/or "Employee" and/or"MS").

The parties hereto wish to enter into an employment agreement on the terms and conditions set forth below. As an inducement to render services and superior performance to Employer, Employee and Employer, in consideration of the premises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

       1.     Term. The Executive's employment under this Agreement shall commence on the Commencement Date and shall end, unless terminated earlier pursuant to Section 4, at the close of business on January 16, 2009 (the "Term"). The Company shall notify the Executive in writing at least 12 months prior to the expiration of the initial term or extended term, as the case may be, if it does not intend to extend the Agreement. In the absence of such notification, this Agreement shall automatically extend for an additional 12 months from the date of expiration of the term then in effect.

       2.     Title, Duties and Authority. The Executive shall serve as Executive Vice President of Business Operations of the Company, and shall have such responsibilities and duties (consistent with the Executive's position as Vice President of Business Operations of the Company) as may from time to time be assigned to the Executive by the board of directors of the Company (the "Board"), and shall have all of the powers and duties usually incident to such offices. The Executive shall devote substantially all of his working time and efforts to the business and affairs of the Company, except for vacations, illness and incapacity. The Executive may serve on the boards of directors of non-public companies and charitable organizations and may devote reasonable time to charitable and civic organizations, in all cases, provided however, that the performance of his duties and responsibilities on such boards and in such service does not interfere substantially with the performance of his duties and responsibilities under this Agreement. Executive shall have hiring authority for and on behalf of "Company".

Upon the terms and subject to the conditions contained in this Agreement, Employee agrees to provide full-time services for Employer during the term of this Agreement and to follow and abide with all applicable Corporate charters. Employee agrees to devote his best efforts to the business of Employer, and shall perform his duties in a diligent, trustworthy, and business-like manner, all for the purpose of advancing the business of Employer. As EVP Business operations Executive will be responsible for the establishing and overseeing the Company's IT, Human Resources, Business Development, Sarbanes-Oxley Compliance, and Market Analysis departments, for new ventures, for establishing operational plans for all departments, for forecasting and variance reports and for managing all compliance requirements for these departments as well as all compliance for each subsidiary, partnership, and or alliance. Executive will also manage market analysis for partnerships, subsidiaries and alliances, and the respective strategic plans for each in conjunction with the corporate strategic scope.

Executive's duties may, from time to time, be changed or modified at the discretion of the Board, subject to the terms of this Agreement.

       3.     Compensation and Benefits.

              (a)     Base Salary. During the Term, the Company shall pay the Executive a salary ("Base Salary") at the rate of Three Hundred Twenty Five Thousand and 00/100 Dollars ($325,000) per annum, payable in accordance with the Company's regular payroll practices.

              (b)     Shares. Executive shall receive an amount 3 million shares of the Company's voting stock representing ___ percent (%) ownership of the Company and/or any derivative that can be directly traced to Company.

       Bonus.   Executive shall receive an annual bonus for each year during the term of this Agreement equal to 2% of earnings before interest, depreciation taxes and amortization ("EBIDTA") in that year. The bonus will be paid quarterly on 1% of EBIDTA during the year which amounts will be credited against the final annual payment of 2% of EBIDTA.

This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributes, devises and legatees. If Employee should die while any amounts would still be payable to his hereunder if she had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to his devisee, legatee, or other designee, or, if there be no such designee, to his estate.

       (b)     Employee Benefits. No benefit or perquisite provided to Employee shall be deemed to be in lieu of base salary or other compensation.  Employee shall be entitled to participate in the employee benefit programs generally available to employees of Employer, and to all normal perquisites provided to senior executive officers of Employer and all such benefits and perquisites shall be consistent with those customarily received.

       The Executive shall be entitled to participate in the Company's employee health and dental benefits plan during the Term, as such plan may be in effect from time to time. Or, Employee may keep health and/or dental plan(s) that Employee may already have in place at the expense of the Company.

       The Company shall provide the Executive with a term life insurance policy with the death benefit equal to a three times the Executive's salary and to include conversion rights to an individual policy which may be exercised for the least 60 days after termination of employment.

       The Company shall provide the Executive with a disability insurance which will provide a monthly benefit of at least two thirds of Executive's salary during the period of disability to age 65 and to include conversion rights to an individual policy which may be exercised for at least 60 days after termination of employment.

       The Company shall at all times maintain paid up directors and officers insurance consistent with commercially reasonable standards commensurate with any likely risk associated with the Company according to its size, business, practices, and or policies.

              (c)     Expenses. The Executive shall be entitled to receive prompt reimbursement of his expenses incurred in the performance of his employment hereunder upon his submission to the Company of reasonable and customary expense claims to the Company, in accordance with the Company's procedures for expense reimbursement. Executive shall also be given a corporate and personal credit card for work related purposes.

CVSU will bear all costs pertaining to this Agreement.

             (d)     Fees. Each party shall have full control over its proposed fees for services to be rendered on each of the projects.

No party shall make decisions or statements to a third party in regard to the other party's project responsibilities to include, but not limited to, fees unless it is agreed upon and with written consent.

             (e)     Vacations. The Executive shall be entitled to four (4) weeks paid vacation during the Term with no right to carry over unused days.

             (j)     Automobile Allowance. During the term of this Agreement, Employer shall provide to Employee an automobile (up to $100,000.00) or pay the Employee an automobile allowance of at least $8,333.33 per month. Except for this automobile allowance, the Employer shall not be obligated to pay any other expenditure with respect to the ownership, operations, insurance or maintenance of the Employee's automobile. The Employee shall procure and maintain in force automobile liability insurance on such automobile with comprehensive coverage with extended coverage, collision coverage for the actual cash value of the vehicle with no more than a Five Hundred and 00/100 Dollars ($500) deductible and for bodily injury, death, or property damage in limits no less than one million and 00/100 Dollars ($1,000,000) for property damage and one million and 00/100 Dollars ($1,000,000) for public liability.

       5.     Termination. The Executive's employment hereunder with the Company may be terminated under the following circumstances:

       Death or Disability. If the Executive shall die or become disabled during the Term, the Company may terminate the Executive's employment hereunder for death or "Disability," as applicable. For purposes of this Agreement, the Executive's "Disability" shall be determined in the sole discretion of the Board.

             (a)     Cause. The Company may terminate the Executive's employment hereunder for Cause. For purposes of this Agreement, the Company shall have "Cause" to terminate the Executive's employment hereunder upon:

                   (i)     the willful failure by the Executive to substantially perform the Executive's duties hereunder (other than any such failure resulting from the Executive's Disability which shall be subject to the provisions of Section 4(a));

                   (ii)     the willful violation by the Executive of any of the Executive's material obligations hereunder;

                   (iii)     the willful engaging by the Executive in misconduct which is materially injurious to the business or reputation of the Company or any of its affiliates; or

                   (iv)     the Executive's conviction of a felony.

Notwithstanding the foregoing, the Executive shall not be terminated for Cause without:

       (A)     delivery of a written notice to the Executive setting forth the reasons for the Company's intention to terminate the Executive's employment hereunder for Cause;

       (B)     the failure of the Executive to cure the nonperformance, violation or misconduct described in the notice referred to in clause (A) of this paragraph, if cure thereof is possible, to the reasonable satisfaction of the Board, within fifteen (15) days of the Executive's receipt of such notice; and

       (C)     an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board.

For the purposes of this Agreement, no act, or failure to act, on the part of the Employee shall be deemed " willful " unless done, or omitted to be done, by the Employee not in good faith and without reasonable belief that his action or omission was in the best interest of Employer. Notwithstanding the foregoing the Employee shall not be deemed to have been terminated for Cause hereunder unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the members of the Board then in office at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with his counsel to be heard before the Board), finding that in the good faith opinion of the Board the Employee had committed an act set forth above in this Section 8(b) and specifying the particulars thereof in detail. Nothing herein shall limit the right of the Employee or his beneficiaries to contest the validity or propriety of any such determination.

             (b)     Termination Without Cause. The Company may terminate the Executive's employment hereunder without Cause, consistent with paragraph 5 (c). Any termination for any reason that does not constitute "Cause" as defined above, is a termination Without Cause.

             (c)     Resignation for Good Reason. The Executive may terminate the Executive's employment hereunder by resignation for Good Reason. For purposes of this Agreement, the Executive shall have "Good Reason" to resign the Executive's employment hereunder upon: the willful failure by the Company to substantially perform its obligations hereunder;

                   (ii)     a substantial and adverse change in Executive's status, responsibilities, compensation, reporting relationships or geographic assignments.

                   (iii)     the commission by Company of Corporate misconduct which is materially injurious to the business or reputation of the Executive;

                   (iv)     a request that the Executive participate or facilitate any conduct which would violate any laws or regulations applicable to the Company or the Executive.

Notification by the Company that it does not intend to renew the Agreement; or

A change in control whether by merger, affiliation or consolidation of the majority of the voting stock in the Company or the sale, transfer, lease or exchange of substantially all of the assets of the Company.

Notwithstanding the foregoing, the Executive shall not resign for Good Reason without:

             (A)     delivery of a written notice to the Company setting forth the reasons for the Executive 's intention to resign for Good Recent ;

             (B)     the failure of the Company to cure the nonperformance, violation or misconduct described in the notice referred to in clause (A) of this paragraph, if cure thereof is possible, to the reasonable satisfaction of the Executive, within fifteen (15) days of the Board 's receipt of such notice; and

             (C)     Resignation Without Good Reason. The Executive may terminate employment hereunder by resignation Without Good Reason. Any resignation for any reason that does not constitute "Good Reason" as defined above, is a resignation Without Good Reason.

       5.     Compensation upon Termination.

             (a)     Death or Disability. If the Executive's employment with the Company hereunder is terminated on account of the Executive's death or Disability pursuant to Section 4(a), the Company shall as soon as practicable pay to the Executive or the Executive's estate, as applicable, or as may be directed by the legal representatives of the Executive or the Executive's estate, as applicable, any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through the date of the Executive's death or termination for Disability, as applicable. Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

Any termination hereunder shall not affect the accrued rights and obligations of the parties, including but not limited to, the Parties' respective obligations with regard to exclusively, business opportunities and confidentiality.

             (b)     By the Company for Cause or By the Executive Without Good Reason. If the Executive's employment with the Company hereunder is terminated by the Company for Cause pursuant to Section 4(b) or by the Executive without Good Reason pursuant to Section 4(d), the Company shall as soon as practicable pay the Executive any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through the Executive's date of termination. Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

             (c)     Termination By the Company Without Cause Or Resignation By The Executive With Good Reason. If the Company shall terminate the Executive's employment hereunder Without Cause pursuant to Section 4(c), or if the Executive shall resign employment hereunder for Good Reason then the Company shall:

                   (i)     as soon as practicable pay the Executive any Base Salary and/or stock options and/or other compensation accrued and due to the Executive under Section 3(a) through his date of termination, and to and in the same manner;

                   (ii)     continue to pay the Executive his Base Salary and/or stock options and/or other compensation, including fringe benefits, in effect as of Executive's date of termination for the greater of the then remainder of the Term or one (1) year at the times such payments would otherwise have been made under Section 3(a); and

Other than the foregoing, the Company shall have no further obligations to the Executive hereunder.

       6.     Restrictive Covenant.

             (a)     Reasonable Covenant. It is expressly understood by and between the Company and the Executive that the covenants contained in Section 6(b) are an essential element of this Agreement and that but for the agreement by the Executive to comply with such covenants and thereby not to diminish the value of the organization and goodwill of the Company or any affiliate or subsidiary of the Company, including relations with their employees, clients, customers and accounts, the Company would not enter into this Agreement. The Executive has independently consulted with his legal counsel and after such consultation agrees that such covenants are reasonable and proper.

             (b)     Nondisclosure of Confidential Information. The Executive shall keep secret and confidential and shall not disclose to any third party in any fashion or for any purpose whatsoever, any information regarding this Agreement, or any other information regarding the Company or its affiliates or subsidiaries which is not available to the general public, and/or not generally known outside the Company or any such affiliate or subsidiary, to which she has or shall have had access at any time during the course of his employment with the Company, including, without limitation, any information relating to the Company's (and its affiliates' or subsidiaries'):

                   (i)     business, operations, plans, strategies, prospects or objectives;

                   (ii)     products, technologies, processes, specifications, research and development operations and plans;

                   (iii)     customers and customer lists;

                   (iv)     distribution, sales, service, support and marketing practices and operations;

                   (v)     financial condition and results of operations;

                   (vi)     operational strengths and weaknesses; and

                   (vii)     personnel and compensation policies and procedures.

This restriction shall be effective during the Executive's employment, and for one year thereafter. These obligations shall not be in lieu of Executives legal obligations including those under the Georgia Trade Secrets Act of 1990. Notwithstanding the foregoing provisions of this Section 6, the Executive may discuss this Agreement with the members of his immediate family and with his personal legal counsel and tax advisors and may disclose the existence of his employment with the Company to any third party.

             (c)     Non-Compete, Non-Circumvent, Non-Exclusive. All parties will retain ownership of each customer it introduced to CVSU. Any new customer acquired as a result of this agreement will be considered as the property of the Agreement. All parties will not compete and circumvent each other and offer each other's customers the same products and services from the other company. All parties will have the right to continue doing its business with the other companies outside of this Agreement, so long as such business does not compete, directly and/or indirectly with Company and/or breach the Executive's fiduciary obligation to Company. Any public representation of another party's products and services will have to be approved by all parties in writing. The parties agree to procure the compliance by their affiliates with this section.

             (d)     Specific Performance. Without intending to limit the remedies available to the Company or its affiliates or subsidiaries, the Executive hereby agrees that damages at law would be an insufficient remedy to the Company or its affiliates or subsidiaries in the event that the Executive violates any of the provisions of this Section 6, and that, in addition to money damages, the Company or its affiliates or subsidiaries may apply for and, upon the requisite showing, have injunctive relief in any court of competent jurisdiction to restrain the breach or threatened breach of or otherwise to specifically enforce the covenant contained in Section 6 (b).

       7.     Authority. No party has any authority whatsoever to assume, represent or create any obligation on behalf of any other Party without such other Party's express written consent.

       8.     Successors. This Agreement cannot be assigned by any of the parties hereto without the prior written consent of the other party hereto, except that it shall be binding automatically on any successors and assigns of all or substantially all of the business and/or assets of the Company (whether direct or indirect, by purchase, merger, consolidation or otherwise).

       9.     Arbitration. Except as provided in Section 6(c), all controversies, claims or disputes arising out of or relating to this Agreement shall be settled by binding arbitration in Atlanta, Georgia under the rules of the American Arbitration Association, as the sole and exclusive remedy of either party, and judgment upon such award rendered by the arbitrators(s) may be entered in any court of competent jurisdiction. The costs of arbitration shall be borne by each respective party unless otherwise determined by the arbitrators in their discretion due to unreasonable claims or defenses..

       10.     Assistance in Litigation. Employee shall make herself reasonably available, upon the request of Employer, to testify or otherwise assist in litigation, arbitration, or other disputes involving Employer, or any of the directors, officers, employees, subsidiaries, or parent corporations of either, at no additional cost during the term of this Agreement and at any time following the termination of this Agreement; provided, however, that following termination of this Agreement Employer shall be paid One Thousand and 00/100 Dollars ($1,000) per day or portion thereof, plus all associated out-of-pocket expenses.

       11.     Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Georgia without regard to conflicts of law principles. All documents and evidence shall be in English.

       12.     Amendments. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officers of the Company as may be specifically designated for such purpose by the Board.

       13.     Indemnification. In addition to indemnity rights Executive is allowed by the fullest extent of the law, the Company shall indemnify Executive, unless expressly prohibited by applicable law, against all losses, claims, damages, liabilities and costs incurred by Executive in connection with any action or proceeding to which he is or may be made a party by reason of his being or having been a director, officer or employee of the Company (except a proceeding brought by the Company to enforce its rights pursuant to this Agreement), including payment of reasonable legal fees and expenses incurred by Executive in advance of the Final Disposition; provided that the Company shall not be liable for losses, claims, damages, liabilities arising out of Executive's willful misconduct (willful misconduct does not include Executive's acts or omissions resulting from a good faith believe that they were in the Company's best interests). "Final Disposition" means an order, judgment or ruling entered by a state or federal court or other tribunal located in United States that has not been reversed, stayed, modified or amended, to which there are no further appeal rights. In any matter brought or threatened against Executive to which indemnity may be sought against the Company, Executive shall notify the Company in writing of the matter. Executive has the right to designate separate counsel reasonably acceptable to the Company and the right to direct and supervise his defense.

       14.     Entire Agreement. This Agreement sets forth the entire agreement of the parties hereto with respect to employment and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto regarding employment.

This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original (better stated as "duplicate originals) , but all of which shall together constitute one in the same Agreement.

       15.     Survival. The obligations of the parties hereto contained in Sections 5, 6 and 8 shall survive the termination of this Agreement.

       16.     Severability.      In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any other respect, such invalidity, and illegality or unenforceability shall not affect any other provision of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been a part of the Agreement and there shall be deemed substituted therefore such other provision as will most nearly accomplish the intent of the parties to the extent permitted by the applicable law. In case this Agreement, or anyone or more of its provisions, shall be held to be invalid, illegal or unenforceable within any governmental jurisdiction or subdivision.

       17.     Captions. The captions of this Agreement are inserted for convenience and are not part of the Agreement.

       18.      Notices. Any notice or communication required or permitted to be given to the parties shall be delivered personally (and signed for by the appropriate office personnel) or sent by United States registered or certified mail, postage prepaid and return receipt requested, and addressed or delivered as follows, or to such other address as the party addressed may have substituted by written notice pursuant to this Section.

(a)	If to Employer:
Conversion Solutions Holdings Corp
125 TownPark Drive, Suite 300
Kennesaw, Georgia 30144
ATTENTION: Rufus Harris
(b)	If to Employee:
Mitchell J. Sepaniak
720 Elder Down Court
Alpharetta, GA 30022

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

ACCEPTED AND AGREED AS OF THE DATE OF THIS CONTRACT:

CONVERSION SOLUTIONS HOLDINGS CORP

By:
____________________________
Name: Rufus Paul Harris
Title: CEO

______________________________
Mitchell J. Sepaniak
Vice President - Operations.

Exhibit 9.1

Thomas Benson, C.P.A.
Certified Public Accountant
4599 Mistywood Drive
Okemos, MI 48864

Board of Directors
Conversion Solutions Holdings Corp.
A Development Stage Company
125 Townpark Drive, Suite 300
Kennesaw, GA 30144

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Conversion Solutions Holdings Corp.

We have audited the accompanying balance sheet of Conversion Solutions Holdings Corp. as of June 30, 2006 and the related statements of operations, and stockholders' equity (deficit) and cash flows, for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conversion Solutions Holdings Corp. as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

-S- Thomas Benson
____________________

THOMAS BENSON, C.P.A.

September 28, 2006     Okemos, MI 48864

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

6.

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

7.

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

8.

DEVELOPMENT STAGE COMPANY

As indicated in the previous notes, the Company is a development stage company. It is concentrating substantially all of its efforts in raising capital and establishing business operations in order to generate significant revenues.

9.

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

10.

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

b.

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

October 15, 2006

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